Form 10-Q
period 2025-06-30
CARLSMED, INC.
filed 2025-08-28
CIK 1794546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42756

CARLSMED, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1081863
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1800 Aston Ave, Suite 100 Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 766-1923

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	CARL	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 25, 2025, the registrant had 26,581,134 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our ability to advance the aprevo Technology Platform and any potential future products through applicable regulatory approval processes;
•
existing regulations and regulatory developments in the United States and other jurisdictions;
•
our ability to maintain or improve our third-party payor reimbursement strategy;
•
our ability to attract and retain hospitals and surgeons;
•
our expectations concerning orders for our products and utilization by existing hospitals and surgeons;
•
our expectations regarding the potential market size for the aprevo Technology Platform;
•
our ability to maintain our competitive technological advantages;
•
our intentions to pursue adjacent and international markets;
•
our ability to continue improving our products and technology;
•
our commercialization and marketing capabilities and strategies;
•
our ability to maintain or reduce our manufacturing times of our CMOs;
•
our reliance on a limited number of CMOs;
•
the implementation of our business model and strategic plans for our business and products and technology;
•
our relationships with, and the capabilities of, our suppliers;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our products;
•
our ability to effectively manage our growth;
•
the increased expenses associated with being a public company;
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended;
•
estimates of our expenses, future revenue, capital requirements, our needs for additional financing, and our ability to obtain additional capital;
•
our future financial performance; and
•
those other factors described in the section titled “Risk Factors” in our prospectus dated July 22, 2025 (File No. 333-288339) (the “IPO Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2025 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) and in periodic reports that we file with the SEC, and our reports to stockholders. These filings are available at www.sec.gov and on our website at https://www.carlsmed.com.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date on which the statements are made. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

We own certain trademarks and trademark applications used in this Quarterly Report on Form 10-Q that are important to our business, including, among others, Carlsmed®, aprevo®, and myaprevo®. We also intend to apply for various trademarks that we use in connection with the operation of our business. This Quarterly Report on Form 10-Q may also contain trademarks, service marks, and

ii

trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names, or products in this prospectus is not intended to, and does not, imply a relationship with, or endorsement or sponsorship by, us. Solely for convenience, the trademarks, service marks, and trade names referred to in this prospectus may appear without the “™,” “®,” or “SM” symbol, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks, and trade names.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CARLSMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except for share and par value amounts)

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$33,472	$40,125
Restricted cash	100	100
Accounts receivable, net of allowances of $1,576 and $1,239, as of June 30, 2025 and December 31, 2024, respectively	9,711	6,766
Inventory	1,068	995
Prepaid expenses and other current assets	1,841	1,365
Total current assets	46,192	49,351
Property and equipment, net	972	260
Operating lease right-of-use assets	2,144	1,644
Other assets	3,962	569
Total assets	$53,270	$51,824

Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,581	$2,412
Accrued liabilities	3,219	2,687
Accrued compensation	3,113	3,270
Short-term operating lease liabilities	571	449
Total current liabilities	9,484	8,818
Long-term portion of term loan, net	15,431	15,414
Long-term operating lease liabilities	1,705	1,317
Warrant liabilities	727	457
Other long-term liabilities	267	222
Total liabilities	27,614	26,228
Commitments and contingencies (Note 9)
Series A convertible preferred stock, $0.00001 par value; 4,902,814 shares authorized, issued, and outstanding, and $13,767 liquidation preference as of June 30, 2025 and December 31, 2024	13,578	13,578
Series B convertible preferred stock, $0.00001 par value; 4,393,481 shares authorized, 4,335,051 shares issued and outstanding, and $30,000 liquidation preference as of June 30, 2025 and December 31, 2024	29,801	29,801
Series C convertible preferred stock, $0.00001 par value; 6,028,243 and 4,910,500 shares authorized, 6,007,866 and 4,890,123 shares issued and outstanding, and $64,500 and $52,500 liquidation preference as of June 30, 2025 and December 31, 2024, respectively	65,350	52,847

Stockholders’ deficit:
Common stock, $0.00001 par value; 23,679,694 and 21,835,801 shares authorized, 4,681,414 and 4,234,798 shares issued, and 4,603,756 and 4,139,219 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	593	541
Accumulated deficit	(83,666)	(71,171)
Total stockholders’ deficit	(83,073)	(70,630)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$53,270	$51,824

The accompanying notes are an integral part of these condensed financial statements.

CARLSMED, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$12,083	$6,081	$22,272	$11,167
Cost of sales	3,214	1,519	5,767	2,941
Gross profit	8,869	4,562	16,505	8,226
Operating expenses:
Research and development	4,160	3,998	7,310	7,254
Sales and marketing	7,869	4,873	14,608	8,470
General and administrative	3,342	2,010	6,808	4,150
Total operating expenses	15,371	10,881	28,726	19,874
Loss from operations	(6,502)	(6,319)	(12,221)	(11,648)
Other income (expense):
Interest expense	(363)	(325)	(720)	(541)
Interest income	336	428	716	526
Change in fair value of warrant liabilities	(237)	(61)	(270)	(61)
Total other income (expense), net	(264)	42	(274)	(76)
Net loss and comprehensive loss	(6,766)	(6,277)	(12,495)	(11,724)
Deemed dividend to preferred stockholders	—	—	(584)	—
Net loss attributable to common stockholders	$(6,766)	$(6,277)	$(13,079)	$(11,724)

Net loss per share attributable to common stockholders, basic and diluted	$(1.47)	$(1.55)	$(2.94)	$(2.91)
Weighted-average number of common shares used to compute basic and diluted net loss per share	4,589,717	4,053,063	4,445,384	4,024,815

The accompanying notes are an integral part of these condensed financial statements.

CARLSMED, INC.

CONDENSED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except for share amounts)

(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	4,902,814	$13,578	4,335,051	$29,801	—	$—	3,970,811	$—	$784	$(46,914)	$(46,130)
Issuance of Series C convertible preferred stock, net of issuance costs of $172	—	—	—	—	3,586,091	38,328	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	29,121	—	6	—	6
Exercise of vested stock options	—	—	—	—	—	—	43,506	—	12	—	12
Stock-based compensation expense	—	—	—	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	—	—	—	(5,447)	(5,447)
Balance as of March 31, 2024	4,902,814	$13,578	4,335,051	$29,801	3,586,091	$38,328	4,043,438	$—	$837	$(52,361)	$(51,524)
Exercise of vested stock options	—	—	—	—	—	—	19,957	—	11	—	11
Stock-based compensation expense	—	—	—	—	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	—	—	—	—	(6,277)	(6,277)
Balance as of June 30, 2024	4,902,814	$13,578	4,335,051	$29,801	3,586,091	$38,328	4,063,395	$—	$900	$(58,638)	$(57,738)

Balance as of December 31, 2024	4,902,814	$13,578	4,335,051	$29,801	4,890,123	$52,847	4,139,219	$—	$541	$(71,171)	$(70,630)
Issuance of Series C convertible preferred stock, net of issuance costs of $80	—	—	—	—	1,117,743	12,503	—	—	—	—	—
Deemed dividend related to issuance of Series C convertible preferred stock	—	—	—	—	—	—	—	—	(584)	—	(584)
Vesting of early exercised stock options	—	—	—	—	—	—	8,960	—	10	—	10
Exercise of vested stock options	—	—	—	—	—	—	422,364	—	149	—	149
Stock-based compensation expense	—	—	—	—	—	—	—	—	175	—	175
Net loss	—	—	—	—	—	—	—	—	—	(5,729)	(5,729)
Balance as of March 31, 2025	4,902,814	$13,578	4,335,051	$29,801	6,007,866	$65,350	4,570,543	$—	$291	$(76,900)	$(76,609)
Vesting of early exercised stock options	—	—	—	—	—	—	8,960	—	10	—	10
Exercise of vested stock options	—	—	—	—	—	—	24,253	—	34	—	34
Stock-based compensation expense	—	—	—	—	—	—	—	—	258	—	258
Net loss	—	—	—	—	—	—	—	—	—	(6,766)	(6,766)
Balance as of June 30, 2025	4,902,814	$13,578	4,335,051	$29,801	6,007,866	$65,350	4,603,756	$—	$593	$(83,666)	$(83,073)

The accompanying notes are an integral part of these condensed financial statements.

CARLSMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(12,495)	$(11,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	75
Stock-based compensation	433	87
Non-cash interest	108	96
Loss on remeasurement of warrant liabilities	270	61
Non-cash lease expense	219	183
Provision for credit losses	338	200
Provision for excess and obsolete inventory	872	493
Changes in operating assets and liabilities:
Accounts receivable, net	(3,282)	(2,281)
Inventory	(945)	(890)
Prepaid expenses and other assets	(500)	(741)
Accounts payable	1	943
Accrued liabilities	(78)	441
Accrued compensation	(157)	(519)
Lease liabilities	(82)	(107)
Net cash used in operating activities	(15,197)	(13,683)

Cash flows from investing activities:
Purchase of property and equipment	(410)	(67)
Capitalized internal use software costs	(374)	—
Payment of initial direct costs related to operating leases	(126)	—
Net cash used in investing activities	(910)	(67)

Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	11,919	38,368
Proceeds from Customers Bank term loan, net of issuance costs	—	6,235
Proceeds from exercises of stock options	183	23
Payments for deferred offering costs	(2,648)	—
Net cash provided by financing activities	9,454	44,626

Increase (decrease) in cash, cash equivalents, and restricted cash	(6,653)	30,876
Cash, cash equivalents, and restricted cash at beginning of the period	40,225	7,372
Cash, cash equivalents, and restricted cash at end of the period	$33,572	$38,248

CARLSMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosure of Noncash Investing and Financing Activities:
Right-of-use asset obtained in exchange for lease liability	$593	$—
Vesting of early exercised common stock options	$20	$—
Preferred stock warrants issued in connection with term loan modifications	$—	$203
Unpaid deferred offering and issuance costs	$1,190	$40
Cash, Cash Equivalents, and Restricted Cash Information:
Cash and cash equivalents, beginning of period	$40,125	$7,222
Restricted cash, beginning of period	100	150
Cash, cash equivalents, and restricted cash, beginning of period	40,225	7,372
Cash and cash equivalents, end of period	33,472	38,148
Restricted cash, end of period	100	100
Cash, cash equivalents, and restricted cash, end of period	$33,572	$38,248

The accompanying notes are an integral part of these condensed financial statements.

CARLSMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization

Description of Business

Carlsmed, Inc. (the “Company”) is a commercial-stage company within the surgical device with enabling technology sector. The Company was incorporated in Delaware in June 2018 and is headquartered in Carlsbad, California. The Company designs, manufactures, and markets aprevo®, a comprehensive technology platform for spine fusion surgery procedures.

The aprevo platform includes proprietary surgical planning software, using outcomes-based algorithms that are aided with artificial intelligence, and resulting custom-built, anatomically designed vertebral interbody implants. These implants provide each patient with a personalized vertebral fit to address their pathology and anatomy.

The U.S. Food and Drug Administration (“FDA”) cleared the aprevo interbody implants for the correction of adult lumbar spinal deformity through its 510(k) regulatory clearance pathway in December 2020. After FDA clearance, the Company commenced its limited clinical release, with its first U.S. patient implant in February 2021. In October 2021, the Company commenced its U.S. commercial launch of aprevo.

Reverse Stock Split

On July 10, 2025, the Company effectuated a 1-for-5.58 reverse stock split of the Company’s issued and outstanding shares of common stock, Series A, Series B, and Series C convertible preferred stock, as well as stock option awards to purchase shares of common stock, restricted stock units (“RSUs”), and warrants to purchase shares of common stock, Series B convertible preferred stock, and Series C convertible preferred stock. Consequently, all issued and outstanding shares of stock, stock option awards, RSUs, warrants, and per share data have been retroactively adjusted in these financial statements to reflect the reverse stock split for all periods presented. The par value of the common stock and convertible preferred stock remain unchanged. As the number and issuance price of all outstanding convertible preferred stock were adjusted, the conversion ratios for each series of the Company’s convertible preferred stock were unchanged. Stockholders entitled to fractional shares as a result of the reverse stock split are entitled to receive cash payment in lieu of receiving fractional shares.

Initial Public Offering

Immediately prior to the closing of the Company’s initial public offering on July 24, 2025, all shares of the Company’s convertible preferred stock converted into shares of the Company’s common stock. In connection with this conversion, all warrants to purchase convertible preferred stock are now exercisable into common stock.

On July 24, 2025, the Company completed its initial public offering of 6,700,000 shares of its common stock, at a price to the public of $15.00 per share (the “IPO”). The net proceeds received by the Company from the IPO were $93.5 million, after deducting underwriting discounts and commissions and before additional offering expenses payable by the Company. The shares and proceeds from the IPO are not reflected in the condensed financial statements as of and for the three and six months ended June 30, 2025. The underwriters had the option for a period of 30 days from the IPO date to purchase an additional 1,005,000 shares of common stock at the IPO price, less underwriting discounts and commissions, which was not exercised.

Liquidity and Capital Resources

The Company has raised aggregate gross equity proceeds of $105.1 million through June 30, 2025, from the issuance of common stock and convertible preferred stock. As of June 30, 2025, the Company had $33.5 million of cash and cash equivalents, $15.6 million debt outstanding under its loan and security agreement with Customers Bank (the “Customers Loan Agreement”), and an accumulated deficit of $83.7 million.

On July 24, 2025, the Company completed the IPO and received net proceeds of $93.5 million, after deducting underwriting discounts and commissions and before additional offering expenses payable by the Company.

The Company expects to continue to generate operating losses for the foreseeable future as it continues to expand commercial operations and develop its product portfolio. The Company believes that its existing cash on hand will be sufficient to meet anticipated capital requirements for its operations for at least 12 months from the date of the issuance of the accompanying condensed financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by S-X, Rule 10-1. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended December 31, 2024, and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.

The accompanying condensed financial statements should be read in conjunction with the Company’s audited annual financial statements and notes thereto included in the Company’s final prospectus, dated July 22, 2025, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on July 24, 2025. The Company’s results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make informed estimates that require assumptions that affect the reported amounts in the accompanying condensed financial statements. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially under different assumptions and conditions.

Cash and Cash Equivalents

“Cash and cash equivalents” in the accompanying condensed Balance Sheets consist of bank deposits and highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty, with original maturities of three months or less from the purchase date. The carrying amounts reported in the accompanying condensed Balance Sheets for cash and cash equivalents are valued at cost, which approximate their fair value.

Restricted Cash

“Restricted cash” in the accompanying condensed Balance Sheets as of June 30, 2025 and December 31, 2024 represents cash held as collateral for the Company’s facility leases.

Accounts Receivable and Allowance for Credit Losses

“Accounts receivable, net of allowances” in the accompanying condensed Balance Sheets are presented net of allowances for credit losses. The Company maintains an allowance for expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable. Changes in this allowance are recorded as “general and administrative” expense in the condensed Statements of Operations and Comprehensive Loss. Expected credit losses include losses expected based on known credit issues with certain customers as well as a general expected credit loss allowance based on relevant information, including historical loss rates, current conditions, and reasonable economic forecasts that affect collectability. The Company maintained an allowance for credit losses accounts of $1.6 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company recorded a provision for credit losses of $0.3 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.

Concentrations of Financial Instrument Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents in deposits at financial institutions that may exceed federally insured limits and certain accounts receivable balances. Risks associated with cash and cash equivalents are mitigated by banking with creditworthy institutions with platforms that administer deposits across multiple banks within federally insured limits. The Company mitigates potential losses from uncollectible accounts receivable through its credit approval and ongoing collection and customer monitoring activities. To date, the Company has not experienced any losses on its financial instruments and believes that it has adequately recorded allowances for uncollectible accounts receivable in each reported period.

As of June 30, 2025, the Company had one customer that accounted for 10% of the Company’s total accounts receivable balance. As of December 31, 2024, the Company did not have accounts receivable balances from any one customer exceeding 10% of total accounts receivable. The Company did not have revenue from any one customer exceeding 10% of total revenue for the three and six months ended June 30, 2025. There was one customer that accounted for 11% of the Company’s revenue for the three and six months ended June 30, 2024.

Fair Value of Financial Instruments

Assets and liabilities are recorded at fair value on a recurring basis in the accompanying condensed Balance Sheets. These accounts are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative accounting guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

•
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that are publicly accessible at the measurement date.
•
Level 2: Observable prices that are based on inputs not quoted on active markets, but that are corroborated by market data. These inputs may include quoted prices for similar assets or liabilities or quoted market prices in markets that are not active to the general public.
•
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s condensed financial instruments consisting of cash, cash equivalents, accounts receivables, prepaid expenses, accounts payable, and accrued liabilities approximate fair value due to the short maturities for each.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value hierarchy during the periods presented.

(in thousands)	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2025
Money market funds (1)	$31,130	$31,130	$—	$—
Total financial assets	$31,130	$31,130	$—	$—

Warrant liabilities	$727	$—	$—	$727
Total financial liabilities	$727	$—	$—	$727

As of December 31, 2024
Money market funds (1)	$37,744	$37,744	$—	$—
Total financial assets	$37,744	$37,744	$—	$—

Warrant liabilities	$457	$—	$—	$457
Total financial liabilities	$457	$—	$—	$457

(1) Included as a component of “cash and cash equivalents” on the accompanying condensed Balance Sheets.

Inventory

The Company maintains minimal inventories because aprevo is made specific to each patient’s anatomy to address their pathology and is not otherwise made-to-stock. Work-in-process inventory consists of titanium alloy implants for spine fusion surgical procedures, pending sterilization and packaging. Finished goods inventory is ready for shipment to the customer for use in a spine fusion surgical procedure.

Inventories are valued at the lower of cost or net realizable value, determined by the specific identification method. At each balance sheet date, the Company evaluates its inventories for obsolescence, based on notification of permanently canceled surgeries and ongoing estimates of permanent cancellations. The Company records the corresponding charge for obsolete inventory through “cost of sales.”

The components of reported “inventory” are as follows:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Finished goods	$1,027	$595
Work in process	41	400
Total	$1,068	$995

Warrant Liabilities

The Company has issued warrants to purchase convertible preferred stock in conjunction with the Customers Loan Agreement (see Note 4). The Company accounts for its issued convertible preferred stock warrants as liabilities in accordance with ASC 480. The liability-classified warrants are initially measured at fair value, resulting in an implied discount on the related financing arrangement that is deferred as an asset as it relates to tranches of the Customers Loan Agreement that have not yet been drawn as of the date of the issuance of the respective warrants. The deferred asset is recorded within “other assets” on the accompanying condensed Balance Sheets and is amortized into interest expense using the straight-line method over the period in which the Company can draw on the remaining tranches of the credit facility. Changes in fair value of the warrant liabilities are recognized in the condensed Statements of Operations and Comprehensive Loss.

The fair value of the warrant liabilities was determined based on significant inputs not observable in the market, which represents a “Level 3” measurement within the fair value hierarchy. The fair values of the warrant liabilities are measured using the “hybrid method.” The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of convertible preferred stock, the remaining contractual term of the warrants, and probability of number of shares the warrants will become exercisable into. The most significant assumption in the model impacting the fair value of the warrants is the fair value of the Company’s convertible preferred stock as of each remeasurement date.

A summary of the changes in the total fair value of the warrant liabilities for the six months ended June 30, 2025 and 2024, is as follows:

(in thousands)	Warrant Liabilities
Fair value as of December 31, 2024	$457
Change in fair value of warrant liabilities	270
Fair value as of June 30, 2025	$727

Fair value as of December 31, 2023	$—
Issuance of Series B preferred stock warrants	203
Change in fair value of warrant liabilities	61
Fair value as of June 30, 2024	$264

In connection with the close of the IPO on July 24, 2025, all of the outstanding shares of convertible preferred stock were converted into common stock. As a result, the warrants to purchase convertible preferred stock are now exercisable into common stock.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in “stockholders’ equity (deficit)” or the applicable series of convertible preferred stock as a reduction of proceeds generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed Statements of Operations and Comprehensive Loss. As of June 30, 2025 and December 31, 2024, there were $3.8 million and $0.4 million deferred offering costs, respectively, which are included in “other assets” in the accompanying condensed Balance Sheets.

The Company closed its IPO on July 24, 2025. As a result, the deferred offering costs were offset against the proceeds of the IPO (see Note 1).

Comprehensive Loss

Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders. For the three and six months ended June 30, 2025 and 2024, the Company had no other comprehensive loss items and accordingly, net loss equaled comprehensive loss.

Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Effective

Expense Disaggregation Disclosures - In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard.

Income Taxes - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures (“ASU 2023-09”). This ASU expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting the standard.

3. Balance Sheet Account Detail

The composition of selected captions within the accompanying condensed Balance Sheets are summarized below:

Property and Equipment, Net

The components of “property and equipment, net” as of June 30, 2025 and December 31, 2024 are as follows:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Office equipment	$559	$488
Furniture and fixtures	165	91
Leasehold improvements	238	80
Construction in progress	270	—
Software	120	—
Total	1,352	659
Less: accumulated depreciation	(380)	(399)
Property and equipment, net	$972	$260

Depreciation expense for the three months ended June 30, 2025 and 2024 was $0.1 million and less than $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $0.1 million. The Company has not recognized any impairment loss for any long-lived assets for the three and six months ended June 30, 2025 and 2024.

Accrued Liabilities

The components of “accrued liabilities” as of June 30, 2025 and December 31, 2024 are as follows:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Accrued sales agent commissions	$1,620	$1,420
Accrued clinical studies	319	529
Liability associated with stock option exercises prior to vesting	102	112
Accrued legal and patent fees	821	90
Other accrued expenses	357	536
Total accrued liabilities	$3,219	$2,687

4. Debt

Customers Bank Credit Facility

In December 2022, the Company and Signature Bank, subsequently succeeded by Customers Bank, entered into a loan and security agreement (the “Customers Loan Agreement”) with an initial maturity to December 2026 that provided $12.5 million of available principal. The Customers Loan Agreement required the Company to pay a tiered cash-based “Success Fee” upon a defined Liquidity Event that was eliminated in March 2024 in connection with the Third Amendment, as discussed below.

The Customers Loan Agreement bore interest at the greater of (a) 1.0% below Prime Rate or (b) 5.25%. The Customers Loan Agreement also included an end of term charge of 4.21% of the aggregate principal amount funded, and such end of term charge remains in effect through the Third Amendment and Fourth Amendment. The end of term charge is recorded within “other long-term liabilities” within the condensed Balance Sheets and is accrued over the term of the loan through interest expense within the Condensed Statements of Operations and Comprehensive Loss using the “effective interest method.” Debt issuance costs are accounted for as a debt discount and amortized as “interest expense” within the condensed Statements of Operations and Comprehensive Loss over the term of the loan using the “effective interest method.”

On March 7, 2024, the Company amended the Customers Loan Agreement (the “Third Amendment”) to increase the total principal available under the credit facility from $12.5 million to $18.8 million, subject to the achievement of certain revenue and other milestones, with extended maturity up to December 20, 2027, if certain conditions are met. The applicable per annum interest rate was adjusted to the greater of (a) WSJ Prime Rate + 0.25% or (b) 5.25%. The applicable coupon interest rate was 7.75% as of June 30, 2025.

As part of the Third Amendment, the Success Fee was contractually eliminated and replaced with the issuance of a warrant exercisable for up to 58,420 shares of Series B convertible preferred stock at an exercise price of $6.93 per share (the “Series B Warrant”). Upon issuance, the Series B Warrant was immediately exercisable for 26,881 shares with the remaining 31,539 additional shares becoming exercisable upon the required achievement of certain revenue milestones and/or draws of this expanded credit facility. The Series B Warrant was scheduled to expire 10 years from the issuance date of March 6, 2024, but was amended and restated in connection with the subsequent Fourth Amendment (see below). The fair value of the Series B Warrant at issuance in conjunction with the Third Amendment was $0.2 million.

In May 2024, the Company drew $6.3 million under the Customers Loan Agreement upon the achievement of requisite revenue milestones.

On December 30, 2024, the Company further amended the Customers Loan Agreement (the “Fourth Amendment”) to expand the credit facility from $18.8 million to $27.5 million, with the addition of two new debt draw tranches. Upon the Fourth Amendment, the Company had the ability to draw $7.5 million immediately and the remaining $4.4 million is contingent upon the achievement of a requisite revenue milestone which as of June 30, 2025, was not yet met. The maturity date was extended to October 31, 2029, with an interest-only period through July 31, 2026, followed by principal repayment over 39 months thereafter. Upon achievement of certain revenue milestones, the interest-only period and repayment terms may be extended to an interest-only period through July 31, 2027, followed by principal repayment over 27 months thereafter. As of June 30, 2025, the requisite revenue milestones were not yet met.

As part of the Fourth Amendment, the Company partially modified the aggregate 58,420 Series B Warrant issued with the Third Amendment, reducing the number of shares exercisable subject to remaining future draws of the credit facility as of the date of the Fourth Amendment from 11,289 shares to 5,644, with the remaining 5,644 shares becoming exercisable ratably with debt draws that had not occurred as of June 30, 2025. Additionally, the expiration date for the Series B Warrant was extended to December 30, 2034. The modification of the Series B Warrant upon the Fourth Amendment resulted in an immaterial increase in the warrant liability. As of June 30, 2025, the Series B Warrant is exercisable for 52,776 shares of the Series B convertible preferred stock.

Additionally, as part of the Fourth Amendment, the Company issued a new warrant that is exercisable into the Company’s Series C convertible preferred stock (“Series C Warrant”), subject to certain revenue and debt draw milestones. The Series C Warrant is exercisable for up to 20,375 shares at an exercise price of $10.74 per share and expires on December 30, 2034. Upon issuance, the Series C Warrant was immediately exercisable into 5,093 shares with the remaining 15,282 additional shares becoming exercisable upon the required achievement of certain revenue milestones and/or draws of this expanded credit facility. As of June 30, 2025, the Series C Warrant is exercisable for 5,093 shares of Series C convertible preferred stock.

Each of the Third Amendment and Fourth Amendment were accounted for as debt modifications with no gain or loss recognized. The carrying value of amounts outstanding under the Customers Loan Agreement approximates its fair value as of June 30, 2025. The fair value of the term loan is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.

As of June 30, 2025, $15.6 million of principal remains outstanding under the Customers Loan Agreement that matures on October 31, 2029. As of June 30, 2025, an aggregate $7.5 million is available to draw, with an additional $4.4 million available to borrow upon the achievement of a requisite revenue milestone.

As of June 30, 2025, the Company was in compliance with all applicable Customers Loan Agreement covenants.

Interest expense on the Customers Loan Agreement was $0.4 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. Of these amounts, $0.1 million was related to amortization of the debt discount and issuance costs for both the three months ended June 30, 2025 and 2024. Interest expense on the Customers Loan Agreement was $0.7 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively. Of these amounts, $0.1 million was related to amortization of the debt discount and issuance costs for both the six months ended June 30, 2025 and 2024, respectively. The effective interest rate was 8.08% as of June 30, 2025.

The following table summarizes contractual principal payments as of June 30, 2025:

Year ending December 31,	(in thousands)
Remainder of 2025	$—
2026	2,003
2027	4,808
2028	4,808
2029	4,006
Total future principal payments	15,625
Unamortized issuance costs	(194)
Total term loan, net	$15,431

5. Common Stock

In accordance with the Company’s Amended and Restated Certificate of Incorporation dated January 30, 2025, and subsequently amended on July 10, 2025 to reflect the reverse stock split (see Note 1), the Company is authorized to issue two classes of stock—common stock and convertible preferred stock. The Company shall have authority to issue 23,679,694 shares of common stock with par value of $0.00001 per share and 15,324,538 shares of convertible preferred stock with par value of $0.00001 per share.

Holders of common stock are entitled to one vote for each share held on applicable corporate matters. Holders of preferred stock vote together with the holders of common stock as one single class, other than as provided in the Company’s Amended and Restated Certificate of Incorporation. Common stock does not carry redemption rights and upon liquidation, its holders are entitled to receive a pro rata share of the Company’s remaining assets available for distribution (pro rata with holders of preferred stock on an as-converted basis), after amounts are first paid to creditors and applicable liquidation preference proceeds are then distributed to holders of preferred stock.

Common stock reserved for future issuance as of June 30, 2025, consisted of the following:

As of June 30, 2025
Preferred stock, convertible into common stock	15,245,731
Common stock options outstanding	2,211,144
Restricted stock units outstanding	112,478
Shares available for future issuance under the 2019 Plan	138,988
Series B Warrant	58,420
Series C Warrant	20,375
Common Stock Warrant	25,863
Total common stock reserved for future issuance	17,812,999

Common Stock Warrant

In April 2021, in connection with its entry into a loan and security agreement (the “SVB Loan”) with Silicon Valley Bank (“SVB”), the Company issued a warrant to purchase up to an aggregate of 10,338 shares of common stock at an exercise price of $0.34 per share (the “Common Stock Warrant”). In July 2021, pursuant to the terms of the Common Stock Warrant, the Common Stock Warrant became exercisable for an additional 10,349 shares of common stock at an exercise price of $0.34 per share in connection with a principal draw. In February 2022, the Company amended the SVB Loan Agreement to draw additional principal and the Common Stock Warrant became exercisable for an additional 5,176 shares of common stock at an exercise price of $0.40 per share. In December 2022, the Company terminated and repaid in full all amounts outstanding under the SVB Loan Agreement. The Common Stock Warrant will expire 10 years from the date of issuance, and as of June 30, 2025, the collective 25,863 shares of common stock underlying the Common Stock Warrant remained unexercised.

On August 14, 2025, the Company issued 25,184 shares of common stock in conjunction with a net cashless exercise of the Common Stock Warrant. As a result of the exercise, the Common Stock Warrant is no longer outstanding.

6. Stock-Based Compensation

In September 2019, the Company adopted the Carlsmed, Inc. Stock Incentive Plan, which was subsequently amended, most recently in January 2025 (the “2019 Plan”). The 2019 Plan is administered by the Company’s board of directors (the “Board of Directors”). As of June 30, 2025, the Board of Directors may grant awards under the 2019 Plan for up to an aggregate of 4,055,427 shares of common stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, restricted stock awards, and restricted unit awards.

The exercise price of a share subject to a stock option may not be less than the fair market value of a share of the Company’s common stock at the grant date. Stock options granted to employees typically have four-year monthly vesting schedules (with 25% of the award cliff vesting on the first anniversary of the date of grant) and a contractual term of 10 years; related expense is recognized in the accompanying Statements of Operations and Comprehensive Loss on a straight-line basis over each award’s vesting period.

The Company also grants stock option awards to non-employees, including members of the Board of Directors. Options granted under the 2019 Plan may be subject to vesting acceleration in connection with a “Corporate Transaction,” as defined in the 2019 Plan.

The 2019 Plan allows for the exercise of certain stock option grants prior to vesting (“early exercise”), with such grants approved by the Board of Directors. For these awards, in the event of employee termination, the Company has the right, but not the obligation, to repurchase the portion of unvested stock at the lower of the exercise price or the then-current fair value. A liability is recorded within “accrued liabilities” on the accompanying condensed Balance Sheets that is equal to the cash received for these early exercises, and this liability is reduced as vesting occurs. Unvested shares that have been early exercised are reflected in “common shares issued” but excluded from “common shares outstanding” on the accompanying condensed financial statements. As of June 30, 2025, 77,658 shares of early exercised stock options were outstanding, representing an early exercise liability of $0.1 million. As of December 31, 2024, 95,579 shares of early exercised stock options were outstanding, representing an early exercise liability of $0.1 million.

On July 10, 2025, the Board of Directors adopted, and the Company’s stockholders approved, the 2025 Equity Incentive Plan (the “2025 Plan”), which became effective on July 21, 2025. The 2025 Plan replaced the 2019 Plan, as the Board of Directors determined to not make additional grants under the 2019 Plan following the closing of the IPO. However, the 2019 Plan will continue to govern outstanding equity awards granted under the 2019 Plan. The 2025 Plan allowed the Company to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards. The number of shares initially available for issuance under awards granted pursuant to the 2025 Plan is 3,595,177.

Stock Options

The following summarizes stock option activity for the Company for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	1,785,633	$1.01	7.5	$5,938
Granted	879,271	4.51
Exercised	(446,617)	0.41
Forfeited	(7,143)	1.94
Outstanding at June 30, 2025	2,211,144	$2.54	8.3	$8,829
Vested and Exercisable at June 30, 2025	727,014	$0.63	6.3	$4,286

The weighted average grant date fair value of options granted during the three months ended June 30, 2025 and 2024 was $2.90 and $2.08 per share, respectively. The weighted average grant date fair value of options granted during the six months ended June 30, 2025 and 2024 was $2.19 and $2.08 per share, respectively. The total fair value of options that vested during the three months ended June 30, 2025 and 2024 was $0.1 million and less than $0.1 million, respectively, based on the grant date fair value. For both the six months ended June 30, 2025 and 2024, the total fair value of options that vested was $0.1 million, based on the grant date fair value.

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock price and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during both the three months ended June 30, 2025 and 2024 was $0.1 million. For the six months ended June 30, 2025 and 2024, the aggregate intrinsic value of stock options exercised was $1.8 million and $0.1 million, respectively.

The grant date fair value of the options is determined using an option pricing model. The assumptions that were used in estimating the grant date fair value of stock options under the option pricing method for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected stock price volatility (1)	43.9%	45.2%	43.7%	45.2%
Risk-free interest rate (2)	4.15%	4.47%	4.39%	4.47%
Expected annual dividend yield (3)	0.0%	0.0%	0.0%	0.0%
Expected term (years) (4)	6.02	5.90	5.99	5.90

(1) Based on the median stock price volatility for peer public companies over a historic timeframe similar to the expected term, with adjustments for differences in size and capital structure.

(2) Based on the U.S. Treasury yield curve in effect as of the valuation date.

(3) The Company has not paid and does not currently anticipate paying a cash dividend on its common stock.

(4) The expected term of stock options granted to employees represents the weighted average period the stock options are expected to be outstanding. The Company uses the simplified method for estimating the expected term, which calculates the expected term as the average time-to-vesting and the contractual life of the options for stock options issued to employees and non-employees.

Restricted Stock Units

During the six months ended June 30, 2025, the Company issued 112,478 RSUs that have a contractual term of four years and vest upon the satisfaction of performance, market, and service conditions. The performance conditions require either (1) the completion of an initial public offering where the Company’s stock is listed on an established stock exchange or (2) the occurrence of a corporate transaction, such as a merger, acquisition, or similar liquidity event. The market condition is based on the achievement of share price targets following the completion of an initial public offering or on the date of a corporate transaction. The service condition requires the employee to provide continued service through the achievement of both the performance and market conditions. The grant date fair value of the RSUs is determined using a Monte Carlo simulation methodology, which takes into consideration the probability of achievement of the market conditions.

Expense for the RSUs begins on the grant date and is recognized over the derived requisite service period of the award. However, no compensation expense will be recognized until the performance-based vesting condition is probable of being achieved. If the performance condition is met through an initial public offering, compensation expense will be recognized on the IPO date proportionally for the completed portion of the requisite service period up to the initial public offering date. The remaining unrecognized expense will be amortized over the remaining derived requisite service period associated with the market condition, regardless of whether the market condition is ultimately satisfied. If the performance condition is met through a corporate transaction, compensation expense for the fair value of the award will be recognized in full on the corporate transaction date, as the market condition must also be achieved at the time of the corporate transaction for vesting to occur and therefore there is no remaining derived service period.

As of June 30, 2025, the performance-based vesting conditions were not probable of being achieved and therefore none of the RSUs were vested and no stock-based compensation expense has been recognized. On July 24, 2025, the Company completed its IPO, satisfying the performance condition of the RSUs. As a result, recognition of related stock-based compensation expense will begin in the third quarter of 2025.

Stock-based Compensation Cost

The compensation cost that has been included in the Company’s condensed Statements of Operations and Comprehensive Loss for all stock-based compensation arrangements is detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$95	$26	$167	$46
Research and development	98	15	155	21
Sales and marketing	65	11	111	20
Total	$258	$52	$433	$87

As of June 30, 2025, there was $2.9 million of unrecognized compensation for unvested stock options and the weighted-average period over which this remaining compensation cost will be recognized is 3.2 years.

7. Convertible Preferred Stock

In March 2024, the Company issued a total of 3,586,091 shares of Series C convertible preferred stock at a price of $10.74 per share for gross cash proceeds of $38.5 million.

In September 2024, the Company issued a total of 1,304,032 shares of Series C convertible preferred stock at a price of $10.74 per share for gross cash proceeds of $14.0 million. In January 2025, the Company issued a total of 1,117,743 shares of Series C convertible preferred stock at a price of $10.74 per share for gross cash proceeds of $12.0 million. The September 2024 and January 2025 issuances of Series C convertible preferred stock were completed below the fair value of the shares as of each respective issuance date. The Company recorded the excess of fair value over the issuance price as a “deemed dividend” within additional paid-in-capital (“APIC”) in the amount of $0.6 million as of both issuance dates. The deemed dividends reflect the distribution of value from common stockholders to preferred stockholders due to the implicit discount on these shares issued in September 2024 and January 2025. Since the Company remained in an accumulated deficit position at each respective issuance date, this deemed dividends were recorded directly to APIC rather than retained earnings.

The Company closed the IPO on July 24, 2025 and all of the outstanding shares of convertible preferred stock were converted into 15,245,731 shares of common stock.

8. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding, net of the weighted-average unvested restricted stock subject to repurchase by the Company, if any, during the period. Diluted loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options and stock warrants, using the “treasury-stock method,” and convertible preferred stock, using the “if-converted method.”

Because the Company reported net losses for the period presented, all potentially dilutive common stock is antidilutive for this period and therefore basic and diluted net loss per common share are the same. The convertible preferred stock are considered participating securities; however, they were excluded from the computation of basic loss per share in the periods of net loss as there is no contractual obligation for the holders to share in the losses of the Company.

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share as of June 30, 2025 and 2024:

	As of June 30,
	2025	2024
Stock options outstanding (1)	2,211,144	1,460,634
Preferred stock (common stock equivalent) (2)	15,245,731	12,823,956
Restricted stock units outstanding (3)	112,478	—
Series B Warrant (common stock equivalent) (4)	58,420	58,420
Series C Warrant (common stock equivalent) (5)	20,375	—
Common Stock Warrant (6)	25,863	25,863
Total	17,674,011	14,368,873

(1) 727,014 stock options vested and exercisable as of June 30, 2025.

(2) Preferred stock converts to common stock on a 1:1 basis upon the holder’s election or upon a Deemed Liquidation Event.

(3) No restricted stock units are vested as of June 30, 2025.

(4) Series B Warrant exercisable into 52,776 shares of Series B preferred stock as of June 30, 2025.

(5) Series C Warrant exercisable into 5,093 shares of Series C preferred stock as of June 30, 2025.

(6) Common Stock Warrant exercisable into 25,863 shares of common stock as of June 30, 2025. On August 14, 2025, the Common Stock Warrant was exercised (see Note 5).

9. Commitment and Contingencies

Legal Matters

The Company from time to time is involved in legal matters incidental to the conduct of its business. In the opinion of management, there are no claims outstanding that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Operating Lease

In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of June 30, 2025, the Company had two active operating leases for a combined 23,000 square feet of administrative, engineering, and research and development space located in Carlsbad, California.

The first lease encompasses 16,000 square feet and commenced on May 1, 2021, and was originally set to expire on April 30, 2024. On December 4, 2023, the Company entered into a first amendment to the original lease agreement which resulted in the lease term extending to July 1, 2028. The Company used its incremental borrowing rate at the lease modification date of 9.08% in determining the discount rate utilized to present value the future minimum lease payments since an implicit interest rate in the lease agreement was not determinable.

On May 15, 2025, the Company entered into a second amendment to its original lease agreement, which modified the lease terms to lease an additional suite comprising an additional 7,000 square feet of space. The lease modification was accounted for as a separate contract. This new lease is set to expire on July 1, 2028. The Company used its incremental borrowing rate at the lease modification date of 7.62% in determining the discount rate utilized to present value the future minimum lease payments since an implicit interest rate in the lease agreement was not determinable.

Total lease expenses for the three months ended June 30, 2025 and 2024 were $0.2 million and $0.1 million, respectively. Total lease expenses for the six months ended June 30, 2025 and 2024 were $0.3 million and $0.3 million, respectively.

The Company’s real estate taxes, insurance costs, and common area maintenance, are included in monthly rent and not separately itemized. Rent expense is allocated to cost of sales, research and development, sales and marketing, and general and administrative expenses in the accompanying condensed Statements of Operations and Comprehensive Loss.

The weighted-average lease terms and discount rates are as follows:

	As of June 30, 2025	As of December 31, 2024
Weighted-average remaining lease term	3.00	3.50
Weighted-average discount rate	8.68%	9.08%

The aggregate future minimum lease payments under this lease as of June 30, 2025, are as follows:

(in thousands)
Year ending December 31,	Payments
Remainder of 2025	$301
2026	895
2027	926
2028	472
Total undiscounted lease payments	$2,594
Less: imputed interest	(318)
Present value of future lease payments	$2,276
Short-term operating lease liabilities	571
Long-term operating lease liabilities	1,705
Total operating lease liabilities	$2,276

The operating cash outflows included in the measurement of the operating lease liabilities was $0.3 million for both the six months ended June 30, 2025 and 2024.

10. Segment Reporting

The following table provides the operating financial results of the Company’s single reportable segment. It includes the significant expense categories regularly provided to the Company’s Chief Operating Decision Maker, its Chief Executive Officer, computed under GAAP and reconciled to the Company’s total “net loss” as presented in the condensed Statement of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$12,083	$6,081	$22,272	$11,167

Less:
Cost of sales	3,214	1,519	5,767	2,941
Selling expenses	6,028	3,433	11,042	6,196
Marketing expenses	840	1,024	1,772	1,628
Product and software development costs	2,171	1,917	3,651	3,368
Clinical, medical, and regulatory expenses	1,167	1,101	2,188	2,259
Other segment expenses*	5,165	3,406	10,073	6,423
Interest expense	363	325	720	541
Interest income	(336)	(428)	(716)	(526)
Change in fair value of warrant liabilities	237	61	270	61
Net loss	$(6,766)	$(6,277)	$(12,495)	$(11,724)

* Other segment expenses primarily include corporate, compliance, and research and development support expenses.

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income (loss), adjusted for discrete items, if any, that are taken into account in the relevant period. The Company’s annual estimated effective tax rate differs from the statutory rate primarily as a result of state taxes and changes in the Company’s valuation allowance.

The Company did not record income tax expense for the three and six months ended June 30, 2025 and 2024. The Company maintains a full valuation allowance on its net deferred tax assets, as it is more likely-than-not that it will not be monetized through offsetting future taxable income.

There were no material changes to the Company’s unrecognized tax benefits in the three and six months ended June 30, 2025 and 2024, and the Company does not expect to have significant changes to unrecognized tax benefits through the end of the fiscal year. The Company did not have any interest or penalties related to its uncertain tax positions for the three and six months ended June 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, expensing of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. The impact of the tax law changes from the OBBBA are expected to be included in the Company’s financial statements beginning in the three months ending September 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this discussion and analysis in conjunction with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in the IPO Prospectus. Unless the context otherwise requires, references to “Carlsmed,” the “Company,” “we,” “us,” and “our” refer to Carlsmed, Inc., a Delaware corporation. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the IPO Prospectus. See the section titled “Special Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Company Summary

We are a commercial-stage medical technology company pioneering artificial intelligence (“AI”)-enabled personalized spine surgery solutions with a mission to improve outcomes and decrease the cost of healthcare for spine surgery and beyond. We are focused on becoming the standard of care for spine fusion surgery. The aprevo Technology Platform consists of AI-enabled software solutions, and interbody implants that we custom design for each patient’s unique pathology and vertebral bone topography, and single-use surgical instruments. The aprevo Technology Platform was designed to address the limitations of traditional spine fusion surgery and aims to optimize patient outcomes and reduce the need for revision surgeries. By providing personalized surgical plans and interbody implants for custom vertebral fit that are powered by AI-enabled, outcomes-based algorithms, the aprevo Technology Platform supports surgeons in achieving proper spinal alignment for patients with degenerative disc disease (“DDD”), which can improve clinical outcomes and reduce the likelihood of revision surgeries. We currently market the aprevo Technology Platform for lumbar spine fusion surgery, and we are further developing the aprevo Technology Platform for use in cervical spine fusion surgeries, which we expect to commercialize in 2026.

We market and sell the aprevo Technology Platform to hospitals in the United States through a combination of our direct sales team and independent sales agents. Our direct sales team consists of Area Business Directors, Regional Sales Directors, Account Managers, and Strategic and National Account leadership, who are primarily responsible for selling the aprevo Technology Platform to surgeons and working with hospitals to secure product approval. They are also responsible for recruiting indirect sales agents that cover each surgery, generating leads, and training clinics. Our direct sales team is supported by a team of independent sales agents, who are responsible for generating leads, providing surgical instruments, and covering cases. While our current commercial focus is on the United States, in the future, we plan to engage in market access initiatives to evaluate strategic international regions.

Since we began commercializing the aprevo Technology Platform in 2021, we have experienced sequential quarterly and annual revenue growth from the rapid commercial adoption of the aprevo Technology Platform. For the three months ended June 30, 2025 and 2024, we recognized revenue of $12.1 million and $6.1 million, respectively, representing period-over-period growth of 98.7%. For the six months ended June 30, 2025 and 2024, we recognized revenue of $22.3 million and $11.2 million, respectively, representing period-over-period growth of 99.4%.

Our business model depends on our ability to timely deliver aprevo interbody implants in order to allow surgeons to maintain their surgical schedule. In November 2024, we launched our digital production system (“DPS”), which we developed to enable us to deliver our aprevo interbody implants to hospitals within 10 business days of surgical plan approval. Our aprevo interbody implants are manufactured to our specifications by contract manufacturing organizations (“CMOs”) who meet our manufacturer qualification standards. Our streamlined DPS manages both the upstream and downstream processes involved in producing our aprevo interbody implants.

Regulatory and Reimbursement

In July 2020, the U.S. Food and Drug Administration (“FDA”) awarded us a Breakthrough Device Designation, indicating that aprevo interbody implants are likely to provide a more effective treatment than the current standard of care in lumbar fusion with the use of stock implants. In December 2020, the FDA cleared our aprevo interbody implants through its 510(k) regulatory clearance pathway for lumbar fusions performed for correction of adult spinal deformity (“ASD”). After FDA clearance, we commenced the limited clinical release of the aprevo Technology Platform, with the first U.S. patient implant in February 2021. In October 2021, the Centers for Medicare and Medicaid Services (“CMS”) awarded our aprevo interbody implants the New Technology Add-On Payments (“NTAP”). This provided supplemental reimbursement to hospitals for each qualifying aprevo lumbar procedure through October 2024. In that same month, we commenced our U.S. commercial launch of the aprevo Technology Platform for lumbar spine fusion surgery. In August 2022, the FDA cleared the aprevo Technology Platform through its 510(k) regulatory clearance pathway for the treatment of patients with DDD of the lumbar spine.

As of October 2024, CMS adopted new Medicare Severity-Diagnosis Related Groups (“MS-DRGs”) that cover most lumbar spine fusion procedures involving a “custom-made anatomically designed” (“CMAD”) interbody fusion device, such as our aprevo interbody implants. These new MS-DRGs provide premium reimbursement rates for our hospital customers, relative to lumbar fusion procedures using stock implants. We believe this classification will support our customers' continued access to our technology.

In September 2023, the FDA granted us our second Breakthrough Device Designation for aprevo in cervical spine fusion. In November 2024, we received FDA 510(k) clearance for our aprevo Technology Platform for cervical spine fusion surgery. In July 2025, CMS provided a NTAP for the aprevo interbody implant for this cervical indication that results in supplemental reimbursement to hospitals for each qualifying aprevo cervical procedure, effective October 1, 2025. In July 2025, the first aprevo cervical procedure was successfully completed at UC San Diego Health. Assuming we get the necessary remaining regulatory clearances, we expect to commercialize the aprevo Technology Platform for cervical fusion surgery in 2026.

Initial Public Offering

On July 24, 2025, we completed our initial public offering of 6,700,000 shares of our common stock, at a price to the public of $15.00 per share (the “IPO”). We received net proceeds of $93.5 million from the IPO, after deducting underwriting discounts and commissions and before additional offering expenses payable by us.

Key Factors Affecting Our Results of Operations and Performance

Our financial performance has been driven by the following key factors that we believe will persist for the foreseeable future. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties.

Market Adoption

Since the full commercial launch of the aprevo Technology Platform for lumbar spine fusion surgery in October 2021, the aprevo Technology Platform has been used to treat more than 1,500 patients. We estimate there are approximately 4,000 surgeons across the United States whose patients could benefit from using the aprevo Technology Platform (Moore et al., 2021). As of June 30, 2025, 199 surgeon users have completed one or more procedures using the aprevo Technology Platform, compared to 116 surgeon users as of June 30, 2024. Over time, we expect to not only grow the base of surgeons using the aprevo Technology Platform but to also increase the number of procedures using the aprevo Technology Platform that are performed by existing surgeons. To achieve this, we plan to grow our commercial infrastructure and expand various market access initiatives, including utilizing medical education programs and surgeon training at top academic institutions.

We are also committed to building upon our strong foundation of clinical evidence demonstrating the efficacy of our aprevo Technology Platform. Clinical data publications are important tools for surgeon education and patient awareness of the benefits of the aprevo Technology Platform versus stock implants. For example, our COMPASS Registry is generating real-world evidence of patient outcomes from lumbar spine surgery with the aprevo Technology Platform. We anticipate that this registry will support a robust cadence of publications.

Expansion of Our Product Portfolio and Investments in Research and Development

Our research and development initiatives are focused on introducing enhancements and new capabilities aimed at increasing the value provided by our aprevo Technology Platform to patients, surgeons, and payors. We have introduced multiple iterations of our algorithm and software platform to drive further improvements of our predictive analytics and diagnostics. We believe that these improvements will strengthen our ability to leverage the post-operative data we collect to build a clinical decision model to further help physicians make better decisions earlier on in the treatment process.

Additionally, we are at an advanced stage of development of our aprevo Technology Platform for cervical spine fusion surgery. In November 2024, we received FDA 510(k) clearance for our aprevo Technology Platform for cervical spine fusion surgery. In 2025, we plan to continue to build out our aprevo Technology Platform for cervical fusion procedures by pursuing additional clearances for advancements to our cervical software platform and our personalized plating solutions. There is, however, no guarantee that our cervical software platform and our personalized plating solutions will obtain FDA clearance on the expected timeline, or at all.

Assuming we obtain the necessary additional 510(k) clearances, we anticipate that we will fully commercialize the aprevo Technology Platform for cervical spine fusion surgeries in early 2026 and intend to drive adoption of the Platform for cervical fusion surgery among our existing base of surgeons who are actively using aprevo interbody implants for lumbar spine fusion surgeries. We also believe that our aprevo Technology Platform can be utilized across various indications and disease states within the spine that are beyond those that we are currently cleared for, such as cervical corpectomy and cervical disc arthroplasty.

Reimbursement

Procedures using our aprevo Technology Platform are covered by Medicare, Medicare Advantage, and commercial payors. For the three and six months ended June 30, 2025, we estimate that our hospital customers’ payor mix consisted of approximately 40% and 41% for commercial insurance, respectively, and 60% and 59% for Medicare and Medicare Advantage insurance, respectively. The MS-DRG codes to which procedures using the aprevo Technology Platform are assigned, provide premium reimbursement to hospitals for lumbar fusion procedures relative to those that use stock implants. This level of hospital reimbursement has a substantial impact on how widely our aprevo Technology Platform is accepted.

CMS has assigned new technology X-codes for use of our aprevo Technology Platform in cervical spine procedures. In July 2025, CMS announced X-codes for the use of CMAD interbody fusion devices for cervical spine fusion surgeries which will be critical to the commercial success of our cervical implants. Future changes in the level of reimbursement, however, could have a significant impact on our results of operations, either positively or negatively. The level at which reimbursement is set by payors for procedures using our aprevo Technology Platform, and any increase in reimbursement for procedures using our aprevo Technology Platform, depends substantially on our continued ability to generate clinical evidence, gain advocacy in the respective physician societies, and work with CMS and commercial payors.

Key Components of Our Results of Operations

Revenue

We sell our aprevo interbody implants and accompanying inserter instruments to hospitals in the United States under standard pricing schedules. We recognize revenue in the period of its use within a spine fusion surgical procedure.

Cost of Sales

Cost of sales includes the costs of creating patient-specific digital surgical plans and the manufacturing costs of our aprevo interbody implants and the accompanying inserter instruments. These costs of sales include allocations for personnel, software, contract manufacturing and other third-party services, packaging, shipping, and overhead cost allocations. We expect that our cost of sales will continue to increase in proportion to recognized revenue.

Gross Profit and Gross Margin

Gross profit (i.e., revenue less cost of sales) and gross margin (i.e., gross profit as a percentage of revenue) have been, and will continue to be, affected by various factors. These include potential changes to our average revenue per procedure, sales volumes, third-party manufacturing costs, direct labor costs, and software costs. We expect our gross margin to remain relatively constant over the short term and to modestly increase over the medium and long term with economies of production scale, increased leverage of our AI technologies, and other manufacturing efficiencies.

Operating Expenses

Research and Development Expenses

Research and development expenses include personnel costs (i.e., salaries, bonuses, stock-based compensation expense, and benefits), allocated facility costs, product prototype materials, clinical studies aimed at potential new products, allocated software license amortization expenses, and consulting and other service fees. We recognize research and development expenses in the periods in which they are incurred. We expect our research and development expenses to increase as we continue to accelerate product and software innovation, develop additional clinical data, and expand manufacturing capabilities.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (i.e., salaries, commissions, bonuses, stock-based compensation expense, benefits, and travel), independent sales agent commissions, costs associated with generic surgical instruments we may provide to our independent sales agents, various digital and print initiatives to increase market awareness of our product and technology, conference and trade show fees, consulting fees, and medical education expenses.

We expect our sales and marketing expenses to increase in the foreseeable future as we continue to increase the size of our sales organization and scope of our marketing efforts in the United States and into other geographies, expand the indications for our aprevo Technology Platform, and seek to establish international sales channels. While we expect sales and marketing expenses to continue to increase in absolute value, we expect that these costs will decrease as a percentage of revenue over time.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (i.e., salaries, bonuses, stock-based compensation expense, and benefits) for executive, legal, finance, and human resources roles. Other significant costs include legal fees relating to intellectual property and corporate matters, consultant and professional fees, insurance, and facility-related costs. We recognize general and administrative expenses in the periods in which they are incurred. We anticipate that our general and administrative expenses will increase in the future to support our anticipated business growth as a publicly traded company. These increased costs include accounting, audit, legal, regulatory, tax, insurance, investor relations, and compliance with exchange listing and SEC requirements. While we expect general and administrative expenses to continue to increase in absolute value, we expect that these costs will decrease as a percentage of revenue over time.

Interest Expense

Interest expense consists of interest coupon payments and non-cash amortization of debt issuance costs as part of the Customers Loan Agreement.

Interest Income

Interest income is attributable to bank interest on our cash and cash equivalents.

Change in Fair Value of Warrant Liabilities

We have issued warrants for the purchase of our convertible preferred stock in conjunction with the loan and security agreement with Customers Bank (the "Customers Loan Agreement"). We account for these liability-classified warrants, initially measured at fair value, in accordance with ASC Topic 480. Changes in fair value of warrant liabilities are recognized in the Statements of Operations and Comprehensive Loss.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following tables set forth our results of operations, variances versus the prior period, and percentage of revenue for each presented caption. The period-to-period comparison is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		$	%	Percentage of Revenue
	2025	2024	Change	Change	2025	2024
(in thousands, except percentages)
Revenue	$12,083	$6,081	$6,002	98.7%	100.0%	100.0%
Cost of sales	3,214	1,519	1,695	111.6%	26.6	25.0
Gross profit	8,869	4,562	4,307	94.4%	73.4	75.0
Operating expenses:
Research and development	4,160	3,998	162	4.1%	34.4	65.7
Sales and marketing	7,869	4,873	2,996	61.5%	65.1	80.1
General and administrative	3,342	2,010	1,332	66.3%	27.7	33.1
Total operating expenses	15,371	10,881	4,490	41.3%	127.2	178.9
Loss from operations	(6,502)	(6,319)	(183)	2.9%	(53.8)	(103.9)
Other income (expense):
Interest expense	(363)	(325)	(38)	11.7%	(3.0)	(5.3)
Interest income	336	428	(92)	(21.5)%	2.8	7.0
Change in fair value of warrant liabilities	(237)	(61)	(176)	288.5%	(2.0)	(1.0)
Total other income (expense), net	(264)	42	(306)	(728.6)%	(2.2)	0.7
Net loss and comprehensive loss	$(6,766)	$(6,277)	$(489)	7.8%	(56.0)%	(103.2)%

	Six Months Ended June 30,		$	%	Percentage of Revenue
	2025	2024	Change	Change	2025	2024
(in thousands, except percentages)
Revenue	$22,272	$11,167	$11,105	99.4%	100.0%	100.0%
Cost of sales	5,767	2,941	2,826	96.1%	25.9	26.3
Gross profit	16,505	8,226	8,279	100.6%	74.1	73.7
Operating expenses:
Research and development	7,310	7,254	56	0.8%	32.8	65.0
Sales and marketing	14,608	8,470	6,138	72.5%	65.6	75.8
General and administrative	6,808	4,150	2,658	64.0%	30.6	37.2
Total operating expenses	28,726	19,874	8,852	44.5%	129.0	178.0
Loss from operations	(12,221)	(11,648)	(573)	4.9%	(54.9)	(104.3)
Other income (expense):
Interest expense	(720)	(541)	(179)	33.1%	(3.2)	(4.8)
Interest income	716	526	190	36.1%	3.2	4.7
Change in fair value of warrant liabilities	(270)	(61)	(209)	342.6%	(1.2)	(0.5)
Total other expense, net	(274)	(76)	(198)	260.5%	(1.2)	(0.7)
Net loss and comprehensive loss	$(12,495)	$(11,724)	$(771)	6.6%	(56.1)%	(105.0)%

Revenue

Revenue was $12.1 million and $6.1 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $6.0 million, or 98.7%, was primarily driven by increased volume of surgical procedures with the aprevo Technology Platform in the current quarter, with our average revenue per procedure substantially flat between these periods.

Revenue was $22.3 million and $11.2 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $11.1 million, or 99.4%, was primarily driven by increased volume of surgical procedures with the aprevo Technology Platform in the current six month period, with our average revenue per procedure substantially flat between these periods.

Cost of Sales and Gross Margin

Cost of sales was $3.2 million and $1.5 million for three months ended June 30, 2025 and 2024, respectively. The increase of $1.7 million, or 111.6%, was primarily driven by increased sales of aprevo interbody implants in the current quarter and the associated increase in contract manufacturing materials and costs for the three months ended June 30, 2025 with this sales volume, as compared to the three months ended June 30, 2024. Gross margin was 73.4% for the three months ended June 30, 2025, as compared to 75.0% for the three months ended June 30, 2024. This modest decrease was primarily driven by expedite production fees charged by our contract manufacturer in the current quarter to meet customer timing requirements and other material costs.

Cost of sales was $5.8 million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $2.8 million, or 96.1%, was primarily driven by increased sales of aprevo interbody implants in the current six month period and the associated increase in contract manufacturing materials and costs for the six months ended June 30, 2025 with this sales volume, as compared to the six months ended June 30, 2024. Gross margin was 74.1% for the six months ended June 30, 2025, as compared to 73.7% for the six months ended June 30, 2024 with the slight improvement due to material costs.

Research and Development Expenses

Research and development expenses were $4.2 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $0.2 million, or 4.1%, was primarily due to higher personnel costs to support product development and artificial intelligence initiatives, partially offset by decreased prototype and materials costs and reduced COMPASS registry costs following enrollment completion in the second half of 2024.

Research and development expenses remained consistent at $7.3 million for both the six months ended June 30, 2025 and 2024. Personnel-related costs increased by $1.1 million primarily due to headcount additions to support our product development initiatives and artificial intelligence initiatives, and were substantially offset by decreased costs for external services and prototype parts and materials and reduced COMPASS registry costs following enrollment completion in second half of 2024.

Sales and Marketing Expenses

Sales and marketing expenses were $7.9 million and $4.9 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $3.0 million, or 61.5%, was primarily driven by a $1.5 million increase in personnel-related costs primarily due to increased headcount and sales compensation for employees, a $1.3 million increase in commissions to independent sales agents, a $0.5 million increase in various marketing costs, and a $0.1 million increase in employee travel costs. These increases were partially offset by a decrease in professional service fees of $0.6 million.

Sales and marketing expenses were $14.6 million and $8.5 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $6.1 million, or 72.5%, was primarily driven by a $2.8 million increase in personnel-related costs primarily due to increased headcount and sales compensation for employees, a $2.4 million increase in commissions to independent sales agents, a $1.1 million increase in various marketing costs, and a $0.3 million increase in employee travel costs. These increases were partially offset by a decrease in professional service fees of $0.6 million.

General and Administrative Expenses

General and administrative expenses were $3.3 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $1.3 million, or 66.3%, was primarily driven by a $0.5 million increase in professional service and legal fees for corporate and intellectual property matters, a $0.5 million increase in costs for personnel additions to support business growth and public company readiness, and a $0.2 million increase in the provision for credit losses from accounts receivable.

General and administrative expenses were $6.8 million and $4.2 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $2.7 million, or 64.0%, was primarily driven by a $1.4 million increase in professional service and legal fees for corporate and intellectual property matters, a $0.7 million increase in costs for personnel additions to support business growth and public company readiness, and a $0.6 million increase in other administrative expenses.

Interest Expense

Interest expense was $0.4 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. The increase of less than $0.1 million, or 11.7%, was primarily driven by an increased amount of borrowings outstanding under the Customers Loan Agreement.

Interest expense was $0.7 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $0.2 million, or 33.1%, was primarily driven by an increased amount of borrowings outstanding under the Customers Loan Agreement.

Interest Income

Interest income was $0.3 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $0.1 million, or 21.5%, was due to a decrease in bank interest on our lower daily average cash and cash equivalent balances.

Interest income was $0.7 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $0.2 million, or 36.1%, was due to an increase in bank interest on our higher daily average cash and cash equivalent balances.

Change in Fair Value of Warrant Liabilities

The fair value of warrant liabilities increased by $0.2 million during both the three and six months ended June 30, 2025 compared to both the three and six months ended June 30, 2024.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we utilize and present financial measures that are not calculated and presented in accordance with GAAP. Our non-GAAP financial measures include EBITDA and Adjusted EBITDA, each of which is described below. We use our non-GAAP financial measures in evaluating our operating performance and for internal planning purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We believe that the presentation of our GAAP and non-GAAP financial measures, in combination, is helpful to investors in assessing our trending business performance in the currently reported period and versus prior periods. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures used by management as a supplemental measure in evaluating our operating performance. EBITDA and Adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net loss or any other measure as determined in accordance with GAAP. Our computation of EBITDA and Adjusted EBITDA may not be comparable to EBITDA and Adjusted EBITDA of other companies.

We define “EBITDA” as net income (loss), adjusted to exclude: (i) net interest (income) expense, (ii) income tax expense (benefit), (iii) depreciation expense from property and equipment, and (iv) amortization expense from long-lived assets. We define “Adjusted EBITDA” as EBITDA adjusted to exclude stock-based compensation expense and change in fair value of warrant liabilities.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net loss for each of the periods indicated:

	Three Months Ended June 30,		$	%
	2025	2024	Change	Change
(in thousands, except percentages)
Net loss	$(6,766)	$(6,277)	$(489)	7.8%
Interest (income) expense	27	(103)	130	(126.2)%
Income taxes	—	—	—	—
Depreciation and amortization	61	35	26	74.3%
EBITDA	(6,678)	(6,345)	(333)	5.2%
Stock-based compensation	258	52	206	396.2%
Change in fair value of warrant liabilities	237	61	176	288.5%
Adjusted EBITDA	$(6,183)	$(6,232)	$49	(0.8)%

	Six Months Ended June 30,		$	%
	2025	2024	Change	Change
(in thousands, except percentages)
Net loss	$(12,495)	$(11,724)	$(771)	6.6%
Interest (income) expense	4	15	(11)	(73.3)%
Income taxes	—	—	—	—
Depreciation and amortization	101	75	26	34.7%
EBITDA	(12,390)	(11,634)	(756)	6.5%
Stock-based compensation	433	87	346	397.7%
Change in fair value of warrant liabilities	270	61	209	342.6%
Adjusted EBITDA	$(11,687)	$(11,486)	$(201)	1.7%

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception. We have historically financed operations primarily through the net proceeds that we have received from the sale of shares of our convertible preferred stock, borrowings under our debt facilities, and cash generated from the sales of aprevo interbody implants. Since inception through June 30, 2025, we had raised aggregate gross equity proceeds of $105.1 million primarily from the issuance of convertible preferred stock. As of June 30, 2025, we had $33.5 million of cash and cash equivalents, $15.6 million of principal outstanding under the Customers Loan Agreement, and an accumulated deficit of $83.7 million. As of June 30, 2025, an aggregate principal amount of $7.5 million was available for future borrowings under the Customers Loan Agreement with an additional $4.4 million available upon future achievement of a requisite revenue milestone.

On July 24, 2025, we completed our IPO and received $93.5 million in net proceeds, after deducting underwriting discounts and commissions and before additional offering expenses payable by us.

Our losses primarily resulted from the costs incurred in the development and sales and marketing of our products and providing general and administrative support for our operations. We may continue to incur losses and expend significant amounts of cash in the foreseeable future as we continue to scale our business, invest in research and development activities, increase sales and marketing expenses to support commercial expansion, and increase general and administrative expenses to support being a publicly traded company.

Customers Loan Agreement

In December 2022, we entered the Customers Loan Agreement. The Customers Loan Agreement had an initial maturity date of December 2026 and provided up to $12.5 million in principal funding, and in October 2023, we drew $3.1 million under the Customers Loan Agreement.

On March 7, 2024, we executed a Third Amendment to the Customers Loan Agreement (the “Third Amendment”), increasing the credit facility size from $12.5 million to $18.8 million and extending the maturity date to December 31, 2027, then subject to achievement of certain revenue and other milestones, and in May 2024, we drew $6.3 million under the Customers Loan Agreement.

On December 30, 2024, we entered into a Fourth Amendment to the Customers Loan Agreement (the “Fourth Amendment”), expanding the facility to $27.5 million through the addition of two tranches, one of which is a revenue milestone-based tranche. The Fourth Amendment also extended the maturity date to October 31, 2029. The Fourth Amendment provides for an interest-only period through July 31, 2026, followed by principal repayment over 39 months thereafter. Upon achievement of certain revenue milestones, the interest-only period may be extended through July 31, 2027, followed by principal repayment over 27 months thereafter. As of June 30, 2025, the requisite revenue milestones for this extension were not yet met.

The applicable interest rate on the Customers Loan Agreement, as of June 30, 2025, was 7.75%, reflecting the greater of (a) the WSJ Prime Rate + 0.25% or (b) 5.25%, and the Customers Loan Agreement contains an interest-only period, with repayment terms that may adjust based on meeting additional milestones as discussed above.

In connection with each of the Third Amendment and the Fourth Amendment, we issued the Series B Warrant to Customers Bank to purchase up to 58,420 shares of our Series B convertible preferred stock at an exercise price of $6.93 and issued the Series C Warrant to Customers Bank to purchase up to 20,375 shares of our Series C convertible preferred stock with an exercise price of $10.74 per share. See Note 4—Debt in the notes to our unaudited condensed financial for additional information regarding our Series B Warrant and Series C Warrant.

As of June 30, 2025, we were in compliance with all covenants contained in the Customers Loan Agreement. See Note 4—Debt in the notes to our unaudited condensed financial statements for additional information regarding the Customers Loan Agreement.

Future Funding Requirements

Based on our current operating plan, we believe the net proceeds from the IPO, together with our existing cash and cash equivalents, the expected cash generated from sales of our aprevo interbody implants, and amounts currently available for future borrowings under our Customers Loan Agreement will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock.

Our future capital requirements will depend on many factors, including, but not limited to:

▪
market acceptance of the aprevo Technology Platform and other products and solutions we may develop in the future;
▪
our ability to obtain marketing approval for the aprevo Technology Platform in international markets that we enter in the future or for other products and solutions we may develop in the future, and the timing and scope of any such approvals we may receive;
▪
the availability of reimbursement for aprevo interbody implants at acceptable reimbursement rates;
▪
the cost of manufacturing of aprevo interbody implants, which may vary depending on the quantity of production and the terms of our agreements with manufacturers and other vendors;
▪
our ability to attract, hire, train, and retain qualified personnel;
▪
the amount and timing of costs and expenses related to the maintenance and expansion of our business and operations;
▪
changes in our future pricing policies or those of our competitors;
▪
the level of demand for aprevo interbody implants that receive necessary marketing and other regulatory approvals, which may vary significantly;
▪
general economic, industry, and market conditions or extraordinary external events, such as a recession;
▪
changes in our regulatory environment;
▪
expenses associated with unforeseen product quality issues;
▪
the timing and success or failure of clinical trials or post-approval studies for the aprevo Technology Platform or competing product candidates;
▪
any other change in the competitive landscape of our industry, including consolidation amongst our competitors or partners;
▪
litigation or other claims against us for intellectual property infringement or otherwise;
▪
expenses associated with indemnification obligations to third parties that are subject to litigation or claims, including in relation to intellectual property infringement, or incur other losses as a result of their use of our products;
▪
our ability to obtain additional financing as necessary; and
▪
advances and trends in new technologies and industry standard.

If these sources of cash are insufficient to satisfy our liquidity requirements, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity or convertible debt securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, the incurrence of indebtedness would increase our fixed obligations and include covenants or other restrictions that would impede our ability to manage our operations.

Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and fluctuations in interest rates. If additional financing is needed, we may not be able to obtain additional financing on terms favorable to us, or at all. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges and opportunities.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
(in thousands)
Net cash provided by (used in):
Net cash flows used in operating activities	$(15,197)	$(13,683)
Net cash used in investing activities	$(910)	$(67)
Net cash flows provided by financing activities	$9,454	$44,626

Operating activities

For the six months ended June 30, 2025, net cash used in operating activities was $15.2 million. Cash payments to vendors during the six months ended June 30, 2025 totaled $21.2 million and payroll-related cash payments totaled $13.0 million. We received $19.0 million from our customers for sales of aprevo interbody implants in the six months ended June 30, 2025, though we recognized $22.3 million of revenue based on the timing of aprevo interbody implants use in surgical procedures in this period.

For the six months ended June 30, 2024, net cash used in operating activities was $13.7 million. Cash payments to vendors during the six months ended June 30, 2024 totaled $14.3 million, and payroll-related cash payments totaled $8.3 million. We received $8.9 million from our customers for sales of aprevo interbody implants in the six months ended June 30, 2024, though we recognized $11.2 million of revenue based on the timing of aprevo interbody implants use in surgical procedures in this period.

Investing activities

For the six months ended June 30, 2025, net cash used in investing activities was $0.9 million and consisted primarily of purchases of property and equipment of $0.4 million, capitalized internal use software costs of $0.4 million, and payment of initial direct costs of $0.1 million for the new operating lease entered into in May 2025.

For the six months ended June 30, 2024, net cash used in investing activities was $0.1 million and consisted primarily of purchases of property and equipment.

Financing activities

For the six months ended June 30, 2025, net cash provided by financing activities was $9.5 million, consisted primarily of net proceeds from the issuance of Series C convertible preferred stock of $11.9 million and proceeds from the exercise of stock options of $0.2 million. This was partially offset by payments for deferred offering costs of $2.6 million in connection with the IPO.

For the six months ended June 30, 2024, net cash provided by financing activities was $44.6 million, consisted primarily of net proceeds from the issuance of Series C convertible preferred stock of $38.4 million and borrowings under the Customers Loan Agreement of $6.2 million.

Contractual Obligations and Other Material Cash Commitments

Our contractual obligations as of June 30, 2025, include:

Debt

Total principal amount outstanding as of June 30, 2025, was $15.6 million. The Customers Loan Agreement matures on October 31, 2029, with an interest-only period through July 31, 2026, followed by principal repayment over 39 months thereafter. Upon achievement of certain revenue milestones, the interest-only period may be extended through July 31, 2027, and principal repayment over 27 months thereafter. As of June 30, 2025, the requisite revenue milestones for this extension were not yet met.

Operating leases

As of June 30, 2025, contractual obligations for operating lease payments (substantially related to our Carlsbad, California office leases with lease terms to July 1, 2028), that totaled $2.6 million and are due over 36 months after June 30, 2025.

Critical Accounting Policies and Significant Judgments and Estimates

In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section within the IPO Prospectus, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our financial statements. There have been no material changes to our critical accounting policies from those previously disclosed in the IPO Prospectus.

Recently Issued and Adopted Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in the accompanying notes to our unaudited Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for information about recent accounting pronouncements, the timing of their adoption, and our assessment, if any, of their potential impact on our financial condition and results of operations.

Emerging Growth Company and Smaller Reporting Company Status

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

▪
being permitted to present only two years of audited financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
▪
reduced disclosure about our executive compensation arrangements;
▪
not being required to hold advisory votes on executive compensation or to obtain stockholder approval of any golden parachute arrangements not previously approved;
▪
an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”); and
▪
an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of the IPO; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. We have taken advantage of reduced reporting requirements in this Quarterly Report on Form 10-Q. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. In addition, the JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision, and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period is irrevocable.

We are also a “smaller reporting company,” because the market value of our shares held by non-affiliates plus the proposed aggregate amount of gross proceeds to us is less than $700.0 million, and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time that we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosures controls were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management team, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to completely eliminate all potential for misconduct. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in any cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For discussion regarding legal proceedings, please refer to “Note 9 – Commitments and Contingencies” in the accompanying notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to the section entitled “Risk Factors” included in the IPO Prospectus. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously described in the IPO Prospectus. The matters specifically identified are not the only risks and uncertainties facing our company, and risks and uncertainties not known to us or not specifically identified also may impair our business operations. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively affected, which could negatively impact the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2025, we issued an aggregate of 446,617 shares of our common stock upon the exercise of stock options under our 2019 Plan at a weighted average exercise price of $0.41 per share, for aggregate proceeds of $0.2 million.

Use of Proceeds

On July 24, 2025, we completed our IPO, in which we issued and sold 6,700,000 shares of our common stock, at a price to the public of $15.00 per share. The net proceeds to the Company from the IPO were approximately $88.3 million, after deducting underwriting discounts and commissions and estimated offering costs.

The net proceeds from our IPO have been used and will be used, together with our existing cash and cash equivalents: (i) to support the commercialization of the aprevo Technology Platform and expand and improve our product offerings, including approximately $24.7 million to support our increased sales and marketing efforts, approximately $45.9 million to fund our research and development activities to advance the aprevo Technology Platform, including the continued development of the aprevo Technology Platform for use in cervical spine fusion surgeries, and (ii) the remainder for working capital and general corporate purposes.

There has been no material change in the intended use of proceeds from our IPO as described in our IPO Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carlsmed, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated July 24, 2025 (File No. 001-42756)).
3.2	Amended and Restated Bylaws of Carlsmed, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated July 24, 2025 (File No. 001-42756)).
4.1	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).
4.2

Warrant to Purchase Common Stock by and between Silicon Valley Bank and the Registrant, dated as of April 30, 2021 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

4.3

Second Warrant to Purchase Stock by and between Customers Bank and the Registrant, dated as of March 7, 2024 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

4.4

Amended and Restated Warrant to Purchase Stock by and between Customers Bank and the Registrant, dated as of December 30, 2024 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

4.5

Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated March 12, 2024 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

10.1

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

10.2	2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).
10.3

Form of Stock Option Agreement and Exercise Notice under the 2019 Stock Incentive Plan (early exercise) (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

10.4

Form of Stock Option Agreement and Exercise Notice under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

10.5

Restricted Stock Unit Agreement, by and between Michael Cordonnier and the Registrant, dated as of March 5, 2025, under the 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

10.6*	2025 Equity Incentive Plan.
10.7*	2025 Employee Stock Purchase Plan.
10.8	Form of Option Award Agreement under the 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A dated July 15, 2025 (File No. 333-288339)).
10.9	Form of RSU Award Agreement under the 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A dated July 15, 2025 (File No. 333-288339)).
10.10

Employment Agreement, by and between the Registrant and Michael Cordonnier, dated as of June 24, 2025 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

10.11

Employment Agreement, by and between the Registrant and Leonard Greenstein, dated as of June 24, 2025 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

10.12

Employment Agreement, by and between the Registrant and William Durall, dated as of June 24, 2025 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

10.13

Employment Agreement, by and between the Registrant and Niall Casey, dated as of June 24, 2025 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

10.14	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).
10.15

Loan and Security Agreement, dated as of December 20, 2022, by and between Signature Bank and the Registrant (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

10.16

First Amendment to the Loan and Security Agreement, dated as of March 21, 2023, by and between Signature Bridge Bank, N.A. and the Registrant (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

10.17

Second Amendment to the Loan and Security Agreement, dated as of October 2, 2023, by and between Customers Bank and the Registrant (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

10.18

Third Amendment to the Loan and Security Agreement, dated as of March 7, 2024, by and between Customers Bank and the Registrant (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

10.19

Fourth Amendment to the Loan and Security Agreement, dated as of December 30, 2024, by and between Customers Bank and the Registrant (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 dated June 26, 2025 (File No. 333-288339)).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLSMED, INC.

Date: August 28, 2025	By:	/s/Michael Cordonnier
Michael Cordonnier
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 28, 2025	By:	/s/ Leonard Greenstein
Leonard Greenstein
Chief Financial Officer
(Principal Financial Officer)