Form 10-Q
period 2025-09-30
CARLSMED, INC.
filed 2025-11-06
CIK 1794546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2025, the registrant had 26,592,908 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
our ability to maintain or reduce the manufacturing times of our CMOs;
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

ii

We own certain trademarks and trademark applications used in this Quarterly Report on Form 10-Q that are important to our business, including, among others, Carlsmed®, aprevo®, and myaprevo®. We also intend to apply for various trademarks that we use in connection with the operation of our business. This Quarterly Report on Form 10-Q may also contain trademarks, service marks, and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names, or products in this prospectus is not intended to, and does not, imply a relationship with, or endorsement or sponsorship by, us. Solely for convenience, the trademarks, service marks, and trade names referred to in this prospectus may appear without the “™,” “®,” or “SM” symbol, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks, and trade names.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CARLSMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except for share and par value amounts)

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$115,373	$40,125
Restricted cash	100	100
Accounts receivable, net of allowances of $1,601 and $1,239, as of September 30, 2025 and December 31, 2024, respectively	11,296	6,766
Inventory	1,340	995
Prepaid expenses and other current assets	3,356	1,365
Total current assets	131,465	49,351
Property and equipment, net	1,187	260
Operating lease right-of-use assets	1,986	1,644
Other assets	225	569
Total assets	$134,863	$51,824

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,672	$2,412
Accrued liabilities	3,186	2,687
Accrued compensation	4,409	3,270
Short-term operating lease liabilities	661	449
Total current liabilities	10,928	8,818
Long-term portion of term loan, net	15,440	15,414
Long-term operating lease liabilities	1,513	1,317
Warrant liabilities	32	457
Other long-term liabilities	290	222
Total liabilities	28,203	26,228
Commitments and contingencies (Note 9)
Series A convertible preferred stock, $0.00001 par value; zero and 4,902,814 shares authorized, issued, and outstanding, and zero and $13,767 liquidation preference as of September 30, 2025 and December 31, 2024, respectively	—	13,578
Series B convertible preferred stock, $0.00001 par value; zero and 4,393,481 shares authorized, zero and 4,335,051 shares issued and outstanding, and zero and $30,000 liquidation preference as of September 30, 2025 and December 31, 2024, respectively	—	29,801
Series C convertible preferred stock, $0.00001 par value; zero and 4,910,500 shares authorized, zero and 4,890,123 shares issued and outstanding, and zero and $52,500 liquidation preference as of September 30, 2025 and December 31, 2024, respectively	—	52,847

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 and zero shares authorized, zero shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.00001 par value; 600,000,000 and 21,835,801 shares authorized, 26,652,775 and 4,234,798 shares issued, and 26,584,077 and 4,139,219 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	198,852	541
Accumulated deficit	(92,192)	(71,171)
Total stockholders’ equity (deficit)	106,660	(70,630)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$134,863	$51,824

The accompanying notes are an integral part of these Condensed Financial Statements.

CARLSMED, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$13,074	$6,590	$35,346	$17,757
Cost of sales	3,147	1,792	8,914	4,733
Gross profit	9,927	4,798	26,432	13,024
Operating expenses:
Research and development	4,445	4,035	11,755	11,289
Sales and marketing	9,610	6,622	24,218	15,092
General and administrative	4,907	1,918	11,715	6,068
Total operating expenses	18,962	12,575	47,688	32,449
Loss from operations	(9,035)	(7,777)	(21,256)	(19,425)
Other income (expense):
Interest expense	(380)	(402)	(1,100)	(943)
Interest income	954	394	1,670	920
Change in fair value of warrant liabilities	(65)	(28)	(335)	(89)
Total other income (expense), net	509	(36)	235	(112)
Net loss and comprehensive loss	(8,526)	(7,813)	(21,021)	(19,537)
Deemed dividend to preferred stockholders	—	(592)	(584)	(592)
Net loss attributable to common stockholders	$(8,526)	$(8,405)	$(21,605)	$(20,129)

Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(2.06)	$(2.15)	$(4.97)
Weighted-average number of common shares used to compute basic and diluted net loss per share	21,081,330	4,088,553	10,051,623	4,046,210

The accompanying notes are an integral part of these Condensed Financial Statements.

CARLSMED, INC.

CONDENSED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

(unaudited)

	Nine Months Ended September 30, 2025
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2024	4,902,814	$13,578	4,335,051	$29,801	4,890,123	$52,847	4,139,219	$—	$541	$(71,171)	$(70,630)
Issuance of Series C convertible preferred stock, net of issuance costs of $80	—	—	—	—	1,117,743	12,503	—	—	—	—	—
Deemed dividend related to issuance of Series C convertible preferred stock	—	—	—	—	—	—	—	—	(584)	—	(584)
Vesting of early exercised stock options	—	—	—	—	—	—	8,960	—	10	—	10
Exercise of vested stock options	—	—	—	—	—	—	422,364	—	149	—	149
Stock-based compensation expense	—	—	—	—	—	—	—	—	175	—	175
Net loss	—	—	—	—	—	—	—	—	—	(5,729)	(5,729)
Balance as of March 31, 2025	4,902,814	$13,578	4,335,051	$29,801	6,007,866	$65,350	4,570,543	$—	$291	$(76,900)	$(76,609)
Vesting of early exercised stock options	—	—	—	—	—	—	8,960	—	10	—	10
Exercise of vested stock options	—	—	—	—	—	—	24,253	—	34	—	34
Stock-based compensation expense	—	—	—	—	—	—	—	—	258	—	258
Net loss	—	—	—	—	—	—	—	—	—	(6,766)	(6,766)
Balance as of June 30, 2025	4,902,814	$13,578	4,335,051	$29,801	6,007,866	$65,350	4,603,756	$—	$593	$(83,666)	$(83,073)
Conversion of convertible preferred stock into common stock on initial public offering	(4,902,814)	(13,578)	(4,335,051)	(29,801)	(6,007,866)	(65,350)	15,245,731	—	108,729	—	108,729
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering costs of $12,446	—	—	—	—	—	—	6,700,000	—	88,054	—	88,054
Reclassification of warrants from liability classified to equity classified	—	—	—	—	—	—	—	—	760	—	760
Cashless exercise of warrants	—	—	—	—	—	—	25,184	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	8,960	—	11	—	11
Exercise of vested stock options	—	—	—	—	—	—	446	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	704	—	704
Net loss	—	—	—	—	—	—	—	—	—	(8,526)	(8,526)
Balance as of September 30, 2025	—	$—	—	$—	—	$—	26,584,077	$—	$198,852	$(92,192)	$106,660

CARLSMED, INC.

CONDENSED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

(unaudited)

	Nine Months Ended September 30, 2024
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	4,902,814	$13,578	4,335,051	$29,801	—	$—	3,970,811	$—	$784	$(46,914)	$(46,130)
Issuance of Series C convertible preferred stock, net of issuance costs of $172	—	—	—	—	3,586,091	38,328	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	29,121	—	6	—	6
Exercise of vested stock options	—	—	—	—	—	—	43,506	—	12	—	12
Stock-based compensation expense	—	—	—	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	—	—	—	(5,447)	(5,447)
Balance as of March 31, 2024	4,902,814	$13,578	4,335,051	$29,801	3,586,091	$38,328	4,043,438	$—	$837	$(52,361)	$(51,524)
Exercise of vested stock options	—	—	—	—	—	—	19,957	—	11	—	11
Stock-based compensation expense	—	—	—	—	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	—	—	—	—	(6,277)	(6,277)
Balance as of June 30, 2024	4,902,814	$13,578	4,335,051	$29,801	3,586,091	$38,328	4,063,395	$—	$900	$(58,638)	$(57,738)
Issuance of Series C convertible preferred stock, net of issuance costs of $73	—	—	—	—	1,304,032	14,519	—	—	—	—	—
Deemed dividend related to issuance of Series C convertible preferred stock	—	—	—	—	—	—	—	—	(592)	—	(592)
Vesting of early exercised stock options	—	—	—	—	—	—	38,829	—	45	—	45
Exercise of vested stock options	—	—	—	—	—	—	8,637	—	4	—	4
Stock-based compensation expense	—	—	—	—	—	—	—	—	66	—	66
Net loss	—	—	—	—	—	—	—	—	—	(7,813)	(7,813)
Balance as of September 30, 2024	4,902,814	$13,578	4,335,051	$29,801	4,890,123	$52,847	4,110,861	$—	$423	$(66,451)	$(66,028)

The accompanying notes are an integral part of these Condensed Financial Statements.

CARLSMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(21,021)	$(19,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	108
Stock-based compensation	1,137	153
Non-cash interest	163	151
Loss on remeasurement of warrant liabilities	335	89
Non-cash lease expense	376	278
Provision for credit losses	362	310
Provision for excess and obsolete inventory	1,337	882
Other non-cash items	17	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,893)	(2,379)
Inventory	(1,681)	(1,703)
Prepaid expenses and other assets	(2,138)	(631)
Accounts payable	683	832
Accrued liabilities	530	564
Accrued compensation	1,139	(173)
Lease liabilities	(185)	(207)
Net cash used in operating activities	(23,656)	(21,263)

Cash flows from investing activities:
Purchase of property and equipment	(569)	(119)
Capitalized internal use software costs	(558)	—
Payment of initial direct costs related to operating leases	(126)	—
Net cash used in investing activities	(1,253)	(119)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	93,465	—
Payments for deferred initial public offering costs	(5,411)	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	11,919	52,288
Proceeds from term loan, net of issuance costs	—	6,235
Proceeds from exercises of stock options	184	27
Net cash provided by financing activities	100,157	58,550

Increase in cash, cash equivalents, and restricted cash	75,248	37,168
Cash, cash equivalents, and restricted cash at beginning of the period	40,225	7,372
Cash, cash equivalents, and restricted cash at end of the period	$115,473	$44,540

CARLSMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosure of Noncash Investing and Financing Activities:
Conversion of convertible preferred stock upon initial public offering	$108,729	$—
Reclassification of warrants from liability classified to equity classified	$760	$—
Vesting of early exercised common stock options	$31	$45
Right-of-use asset obtained in exchange for lease liability	$593	$—
Preferred stock warrants issued in connection with term loan modifications	$—	$203
Cash, Cash Equivalents, and Restricted Cash Information:
Cash and cash equivalents, beginning of period	$40,125	$7,222
Restricted cash, beginning of period	100	150
Cash, cash equivalents, and restricted cash, beginning of period	40,225	7,372
Cash and cash equivalents, end of period	115,373	44,440
Restricted cash, end of period	100	100
Cash, cash equivalents, and restricted cash, end of period	$115,473	$44,540

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

The U.S. Food and Drug Administration (“FDA”) cleared the aprevo interbody implants through its 510(k) regulatory pathway for the correction of adult lumbar spinal deformity in December 2020 and several degenerative conditions of the lumbar spine in August 2022. The Company commenced its limited clinical release with its first U.S. patient implant in February 2021, and in October 2021, the Company commenced its U.S. commercial launch of aprevo.

Reverse Stock Split

On July 10, 2025, the Company effectuated a 1-for-5.58 reverse stock split of the Company’s issued and outstanding shares of common stock, Series A, Series B, and Series C convertible preferred stock, as well as stock option awards to purchase shares of common stock, restricted stock units (“RSUs”), and warrants to purchase shares of common stock, Series B convertible preferred stock, and Series C convertible preferred stock. Consequently, all issued and outstanding shares of stock, stock option awards, RSUs, warrants, and per share data have been retroactively adjusted in these financial statements to reflect the reverse stock split for all periods presented. The par value of the common stock and convertible preferred stock remain unchanged. As the number and issuance price of all outstanding convertible preferred stock were adjusted, the conversion ratios for each series of the Company’s convertible preferred stock were unchanged. Stockholders entitled to fractional shares as a result of the reverse stock split received cash payment in lieu of receiving fractional shares.

Initial Public Offering

On July 24, 2025, the Company completed its initial public offering of 6,700,000 shares of its common stock, at a price to the public of $15.00 per share (the “IPO”). The net proceeds received by the Company from the IPO were $93.5 million, after deducting underwriting discounts and commissions and before additional offering expenses of $5.4 million paid by the Company. The underwriters had the option for a period of 30 days from the IPO date to purchase an additional 1,005,000 shares of common stock at the IPO price, less underwriting discounts and commissions, which was not exercised. Immediately prior to the closing of the IPO on July 24, 2025, all shares of the Company’s convertible preferred stock converted into shares of the Company’s common stock. In connection with this conversion, all warrants to purchase convertible preferred stock are now exercisable into common stock.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $115.4 million of cash and cash equivalents, $15.6 million debt outstanding under its loan and security agreement with Customers Bank (the “Customers Loan Agreement”), and an accumulated deficit of $92.2 million.

On July 24, 2025, the Company completed the IPO and received net proceeds of $93.5 million, after deducting underwriting discounts and commissions and before additional offering expenses paid by the Company of $5.4 million.

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

The accompanying unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited annual financial statements and notes thereto included in the Company’s final prospectus, dated July 22, 2025, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on July 24, 2025. The Company’s results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period.

Use of Estimates

The preparation of the unaudited Condensed Financial Statements in conformity with GAAP requires management to make informed estimates that require assumptions that affect the reported amounts in the accompanying unaudited Condensed Financial Statements. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially under different assumptions and conditions.

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

Restricted Cash

“Restricted cash” in the accompanying condensed Balance Sheets as of September 30, 2025 and December 31, 2024 represents cash held as collateral for the Company’s facility leases.

Accounts Receivable and Allowance for Credit Losses

“Accounts receivable, net of allowances” in the accompanying condensed Balance Sheets are presented net of allowances for credit losses. The Company maintains an allowance for expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable. Changes in this allowance are recorded as “general and administrative” expense in the condensed Statements of Operations and Comprehensive Loss. Expected credit losses include losses expected based on known credit issues with certain customers as well as a general expected credit loss allowance based on relevant information, including historical loss rates, current conditions, and reasonable economic forecasts that affect collectability. The Company maintained an allowance for credit losses accounts of $1.6 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company recorded a provision for credit losses of less than $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, the Company had one customer that accounted for 11% of the Company’s total accounts receivable balance. As of December 31, 2024, the Company did not have accounts receivable balances from any one customer exceeding 10% of total accounts receivable. The Company did not have revenue from any one customer exceeding 10% of total revenue for the three and nine months ended September 30, 2025. There were no customers exceeding 10% of total revenue for the three months ended September 30, 2024. There was one customer that accounted for 10% of the Company’s revenue for the nine months ended September 30, 2024.

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

(in thousands)	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2025
Money market funds (1)	$112,661	$112,661	$—	$—
Total financial assets	$112,661	$112,661	$—	$—

Warrant liabilities	$32	$—	$—	$32
Total financial liabilities	$32	$—	$—	$32

As of December 31, 2024
Money market funds (1)	$37,744	$37,744	$—	$—
Total financial assets	$37,744	$37,744	$—	$—

Warrant liabilities	$457	$—	$—	$457
Total financial liabilities	$457	$—	$—	$457

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

The components of reported “inventory” are as follows:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Finished goods	$1,304	$595
Work in process	36	400
Total	$1,340	$995

Warrant Liabilities

Prior to the closing of the IPO on July 24, 2025, the Company had issued warrants to purchase convertible preferred stock in conjunction with the Customers Loan Agreement (see Note 4). The Company accounted for its issued convertible preferred stock warrants as liabilities in accordance with ASC 480. The liability-classified warrants were initially measured at fair value, resulting in an implied discount on the related financing arrangement that was deferred as an asset as it relates to tranches of the Customers Loan Agreement. The deferred asset is recorded within “other assets” on the accompanying condensed Balance Sheets and is amortized into interest expense using the straight-line method over the period in which the Company can draw on the remaining tranches of the credit facility. Changes in fair value of the warrant liabilities are recognized in the condensed Statements of Operations and Comprehensive Loss.

In conjunction with the IPO, all of the outstanding shares of convertible preferred stock were converted into common stock. As a result, the Series B Warrant and Series C Warrant that had previously been exercisable for convertible preferred stock became exercisable for common stock. Upon the closing of the IPO on July 24, 2025, the Series B Warrant that was exercisable into 52,776 shares of common stock and the Series C Warrant that was exercisable into 5,093 shares of common stock met the criteria for equity classification and accordingly were reclassified from liabilities to equity, with the difference between their fair value immediately prior to reclassification and their prior recorded fair value being recognized in the accompanying condensed Statements of Operations and Comprehensive Loss. The fair value of these warrants immediately before reclassification was $0.7 million and are included in additional paid-in capital as of September 30, 2025. On the closing of the IPO on July 24, 2025, the Series B Warrant contained 5,644 shares of common stock and the Series C Warrant contained 15,282 shares of common stock that were exercisable contingent on specified revenue and loan draw milestones (see Note 4) and therefore continued to be classified as liabilities because they did not meet the criteria for equity classification.

Subsequently, as of September 30, 2025, the Company achieved a revenue milestone, causing 5,095 additional shares of common stock underlying the Series C Warrant to become exercisable and accordingly were reclassified from liabilities to equity as they met the criteria for equity classification. The difference between the fair value of the warrants immediately prior to reclassification and their prior recorded fair value was recognized in the accompanying condensed Statements of Operations and Comprehensive Loss. The fair value of these warrants at the time of reclassification was $0.1 million, and are included in "additional paid-in capital" as of September 30, 2025.

As of September 30, 2025, the Series B Warrant contains 5,644 shares of common stock and the Series C Warrant contains 10,187 shares of common stock that are exercisable contingent on loan draw milestones and continue to be classified as liabilities because they do not meet the equity classification criteria. On October 29, 2025, as a part of the Fifth Amendment to the Customers Loan Agreement, the Series B Warrant and Series C Warrant were amended and restated and the remaining aggregate 15,831 shares of common stock that were exercisable contingent on loan draw milestones were canceled (see Note 4).

The fair value of the warrant liabilities was determined based on significant inputs not observable in the market, which represents a “Level 3” measurement within the fair value hierarchy. Prior to the IPO, the fair values of the warrant liabilities were measured using the “hybrid method.” The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement included the fair value per share of the underlying shares of convertible preferred stock, the remaining contractual term of the warrants, and probability of number of shares the warrants will become exercisable into. The most significant assumption in the model impacting the fair value of the warrants was the fair value of the Company’s convertible preferred stock as of each remeasurement date. Subsequent to the IPO, the fair value of the warrant liabilities is measured using the Black-Scholes option pricing model.

A summary of the changes in the total fair value of the warrant liabilities for the nine months ended September 30, 2025 and 2024, is as follows:

(in thousands)	Warrant Liabilities
Fair value as of December 31, 2024	$457
Change in fair value of warrant liabilities	335
Reclassification of warrants from liability classified to equity classified	(760)
Fair value as of September 30, 2025	$32

Fair value as of December 31, 2023	$—
Issuance of Series B preferred stock warrants	203
Change in fair value of warrant liabilities	89
Fair value as of September 30, 2024	$292

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in “stockholders’ equity (deficit)” or the applicable series of convertible preferred stock as a reduction of proceeds generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed Statements of Operations and Comprehensive Loss. As of September 30, 2025 and December 31, 2024, there were zero and $0.4 million deferred offering costs, respectively, which are included in “other assets” in the accompanying condensed Balance Sheets.

The Company completed its IPO on July 24, 2025. As a result, the deferred offering costs were offset against the proceeds of the IPO (see Note 1).

Comprehensive Loss

Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders. For the three and nine months ended September 30, 2025 and 2024, the Company had no other comprehensive loss items and accordingly, "net loss" equaled "comprehensive loss."

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

Financial Instruments - Credit Losses - In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This ASU provides entities with the option to elect a practical expedient that assumes that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 will be effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the standard.

Internal-Use Software - In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This ASU is intended to simplify the capitalization guidance by removing all references to prescriptive and sequential software development stages. This ASU also requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 will be effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard.

3. Balance Sheet Account Detail

The composition of selected captions within the accompanying condensed Balance Sheets are summarized below:

Property and Equipment, Net

The components of “property and equipment, net” as of September 30, 2025 and December 31, 2024 are as follows:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Office equipment	$573	$488
Furniture and fixtures	144	91
Leasehold improvements	340	80
Construction in progress	380	—
Software	178	—
Total	1,615	659
Less: accumulated depreciation	(428)	(399)
Property and equipment, net	$1,187	$260

"Depreciation expense" for the three months ended September 30, 2025 and 2024 was $0.1 million and less than $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $0.2 million and $0.1 million, respectively. The Company has not recognized any impairment loss for any long-lived assets for the three and nine months ended September 30, 2025 and 2024.

Accrued Liabilities

The components of “accrued liabilities” as of September 30, 2025 and December 31, 2024 are as follows:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Accrued sales agent commissions	$1,617	$1,420
Accrued clinical studies	352	529
Liability associated with stock option exercises prior to vesting	81	112
Accrued professional fees	811	90
Other accrued expenses	325	536
Total accrued liabilities	$3,186	$2,687

4. Debt

Customers Bank Credit Facility

As of September 30, 2025, $15.6 million of principal was outstanding under the $27.5 million Customers Loan Agreement that was set to mature on October 31, 2029. As of September 30, 2025, an aggregate $11.9 million was available to draw and the Company was in compliance with all applicable Customers Loan Agreement covenants. The Customers Loan Agreement was subsequently amended on October 29, 2025, which among other changes, amended the maturity date and amount available to draw as discussed in more detail below.

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

On March 7, 2024, the Company amended the Customers Loan Agreement (the “Third Amendment”) to increase the total principal available under the credit facility from $12.5 million to $18.8 million, subject to the achievement of certain revenue and other milestones, with extended maturity up to December 20, 2027, if certain conditions are met. The applicable per annum interest rate was adjusted to the greater of (a) WSJ Prime Rate + 0.25% or (b) 5.25%, and was 7.50% as of September 30, 2025.

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

On December 30, 2024, the Company further amended the Customers Loan Agreement (the “Fourth Amendment”) to expand the credit facility from $18.8 million to $27.5 million, with the addition of two new debt draw tranches. Upon the Fourth Amendment, the Company had the ability to draw $7.5 million immediately and the remaining $4.4 million was contingent upon the achievement of a requisite revenue milestone. As of September 30, 2025, a requisite revenue milestone was met which resulted in the interest-only period being extended through January 31, 2027, followed by principal repayment over 33 months thereafter. Additionally, as a result of the requisite revenue milestone being met, the remaining $4.4 million became available to draw. Upon achievement of an additional revenue milestone, the interest-only period and repayment terms may be further extended to an interest-only period through July 31, 2027, followed by principal repayment over 27 months thereafter. However, such additional revenue milestone was not met as of September 30, 2025.

As part of the Fourth Amendment, the Company partially modified the aggregate 58,420 Series B Warrant issued with the Third Amendment, reducing the number of shares exercisable subject to remaining future draws of the credit facility as of the date of the Fourth Amendment from 11,289 shares to 5,644, with the remaining 5,644 shares becoming exercisable ratably with debt draws that had not occurred as of September 30, 2025. Additionally, the expiration date for the Series B Warrant was extended to December 30, 2034. The modification of the Series B Warrant upon the Fourth Amendment resulted in an immaterial increase in the warrant liability.

Additionally, as part of the Fourth Amendment, the Company issued a new warrant that was exercisable into the Company’s Series C convertible preferred stock (“Series C Warrant”), subject to certain revenue and debt draw milestones. The Series C Warrant is exercisable for up to 20,375 shares at an exercise price of $10.74 per share and expires on December 30, 2034. Upon issuance, the Series C Warrant was immediately exercisable into 5,093 shares with the remaining 15,282 additional shares becoming exercisable upon the required achievement of certain revenue milestones and/or draws of this expanded credit facility. As of September 30, 2025, the Company achieved the revenue milestone, causing the Series C Warrant to be exercisable into an additional 5,095 shares. As of September 30, 2025, the Series C Warrant is exercisable into 10,188 shares, with the remaining 10,187 shares becoming exercisable upon draws of this expanded credit facility which have not yet occurred.

In connection with the close of the Company's IPO on July 24, 2025, all of the outstanding shares of convertible preferred stock were converted into common stock. As a result, the warrants to purchase convertible preferred stock are now exercisable into common stock. As of September 30, 2025, the Series B and Series C Warrants are exercisable for 52,776 and 10,188 shares of the common stock, respectively. Refer to Note 2 for additional information regarding the reclassification of certain warrants from liability classified to equity classified during the three months ended September 30, 2025.

Each of the Third Amendment and Fourth Amendment were accounted for as debt modifications with no gain or loss recognized. The carrying value of amounts outstanding under the Customers Loan Agreement approximates its fair value as of September 30, 2025. The fair value of the term loan is classified as a Level 2 measurement because interest rates charged are similar to other financial instruments with similar terms and maturities.

Interest expense on the Customers Loan Agreement was $0.4 million for the three months ended September 30, 2025 and 2024. Of these amounts, $0.1 million was related to amortization of the debt discount and issuance costs for the three months ended September 30, 2025 and 2024. Interest expense on the Customers Loan Agreement was $1.1 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively. Of these amounts, $0.2 million was related to amortization of the debt discount and issuance costs for the nine months ended September 30, 2025 and 2024. The effective interest rate was 7.81% as of September 30, 2025.

On October, 29, 2025, the Company amended the Customers Loan Agreement (the “Fifth Amendment”) to provide for a credit facility consisting of (i) a term loan in the principal amount of up to $50.0 million (the “Term Loan”), $17.5 million of which is contingent upon the achievement of requisite revenue milestones, and (ii) a $10.0 million non-formula revolving line of credit (the “Non-Formula Revolving Line”), provided that at no time shall the aggregate amount advanced under the Term Loan and the Non-Formula Revolving Line exceed $50.0 million. With the execution of the Fifth Amendment, the current maximum availability of the Term Loan and Non-Formula Revolving Line aggregates to $42.5 million.

The maturity date of the Term Loan was extended to October 15, 2030, with an interest-only period through October 15, 2027, followed by principal repayment over 36 months thereafter. Upon achievement of certain revenue milestones, the interest-only period and repayment terms of the Term Loan may be extended through April 15,2025 followed by principal repayment over 30 months, and upon achievement of an additional milestone, may be further extended through October 15, 2028, followed by principal repayment over 24 months thereafter. The Non-Formula Revolving Line will mature on October 15, 2028. The applicable per annum interest rate did not change as a result of the Fifth Amendment and remains as the greater of (a) WSJ Prime Rate + 0.25% or (b) 5.25%.

In connection with the Fifth Amendment, the Company partially amended the Series B Warrant, reducing the number of shares of common stock exercisable subject to future draws under the Customers Loan Agreement as of the date of the Fifth Amendment from 58,420 to 52,776 (the “Amended Series B Warrant”). In addition, the Company partially amended the Series C Warrant, reducing the number of shares of common stock exercisable subject to future draws under the Customers Loan Agreement as of the date of the Fifth Amendment from 20,375 to 10,188 (the “Amended Series C Warrant” and, together with the Amended Series B Warrant, the “Amended Warrants”). As a result of the Amended Warrants, Customers Bank's contingent rights to exercise the Warrants for an aggregate of 15,831 shares of common stock were canceled.

The following table summarizes contractual principal payments as of September 30, 2025:

Year ending December 31,	(in thousands)
Remainder of 2025	$—
2026	—
2027	5,208
2028	5,682
2029	4,735
Total future principal payments	15,625
Unamortized issuance costs	(185)
Total term loan, net	$15,440

5. Common Stock

In accordance with the Company’s Amended and Restated Certificate of Incorporation dated July 24, 2025, the Company is authorized to issue two classes of stock—common stock and preferred stock. The Company shall have authority to issue 600,000,000 shares of common stock with par value of $0.00001 per share and 10,000,000 shares of preferred stock with par value of $0.00001 per share. As of September 30, 2025, the Company does not have any issued or outstanding shares of preferred stock.

Common stock reserved for future issuance as of September 30, 2025, consisted of the following:

As of September 30, 2025
Common stock options outstanding	3,127,913
Restricted stock units outstanding	181,810
Shares available for future issuance under the 2025 Plan	2,608,836
Series B Warrant (1)	58,420
Series C Warrant (1)	20,375
Total common stock reserved for future issuance	5,997,354

(1) The Series B Warrant and Series C Warrant are exercisable into common stock (see Note 2).

SVB Common Stock Warrant

In April 2021, in connection with its entry into a loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), the Company issued a warrant to purchase up to an aggregate of 10,338 shares of common stock at an exercise price of $0.34 per share (the “SVB Common Stock Warrant”). In July 2021, pursuant to the terms of the SVB Common Stock Warrant, the SVB Common Stock Warrant became exercisable for an additional 10,349 shares of common stock at an exercise price of $0.34 per share in connection with a principal draw. In February 2022, the Company amended the SVB Loan Agreement to draw additional principal and the SVB Common Stock Warrant became exercisable for an additional 5,176 shares of common stock at an exercise price of $0.40 per share. In December 2022, the Company terminated and repaid in full all amounts outstanding under the SVB Loan Agreement. On August 14, 2025, the Company issued 25,184 shares of common stock in conjunction with a net cashless exercise of the SVB Common Stock Warrant. As a result of the exercise, the SVB Common Stock Warrant is no longer outstanding.

6. Stock-Based Compensation

In September 2019, the Company adopted the Carlsmed, Inc. 2019 Stock Incentive Plan, which was subsequently amended, most recently in January 2025 (the “2019 Plan”). The 2019 Plan is administered by the Company’s board of directors (the “Board of Directors”). On July 10, 2025, the Board of Directors adopted, and the Company’s stockholders approved, the Carlsmed, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which became effective on July 21, 2025. The 2025 Plan replaced the 2019 Plan, as the Board of Directors determined to not make additional grants under the 2019 Plan following the closing of the IPO. However, the 2019 Plan will continue to govern outstanding equity awards granted under the 2019 Plan. The 2025 Plan allows the Company to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards. The number of shares initially available for issuance under awards granted pursuant to the 2025 Plan is 3,595,177. As of September 30, 2025, there were 2,608,836 shares available for issuance pursuant to the 2025 Plan.

The exercise price of a share subject to a stock option may not be less than the fair market value of a share of the Company’s common stock at the grant date. Stock options granted to employees typically vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment, and a contractual term of 10 years; related expense is recognized in the accompanying Statements of Operations and Comprehensive Loss on a straight-line basis over each award’s vesting period.

The Company also grants stock option awards to non-employees, including members of the Board of Directors. Options granted under the 2019 Plan may be subject to vesting acceleration in connection with a “Corporate Transaction,” as defined in the 2019 Plan.

The 2019 Plan allows for the exercise of certain stock option grants prior to vesting (“early exercise”), with such grants approved by the Board of Directors. For these awards, in the event of employee termination, the Company has the right, but not the obligation, to repurchase the portion of unvested stock at the lower of the exercise price or the then-current fair value. A liability is recorded within “accrued liabilities” on the accompanying condensed Balance Sheets that is equal to the cash received for these early exercises, and this liability is reduced as vesting occurs. Unvested shares that have been early exercised are reflected in “common shares issued” but excluded from “common shares outstanding” on the accompanying Condensed Financial Statements. As of September 30, 2025, 68,698 shares of early exercised stock options were outstanding, representing an early exercise liability of $0.1 million. As of December 31, 2024, 95,579 shares of early exercised stock options were outstanding, representing an early exercise liability of $0.1 million.

RSUs granted typically have three-year vesting schedules and the related expense is recognized in the accompanying Statements of Operations and Comprehensive Loss on a straight-line basis over each award’s vesting period.

In the nine months ended September 30, 2025, the Company granted RSUs to an employee that have a contractual term of four years and vest upon the satisfaction of performance, market, and service conditions. The performance conditions require either (1) the completion of an initial public offering where the Company’s stock is listed on an established stock exchange or (2) the occurrence of a corporate transaction, such as a merger, acquisition, or similar liquidity event. The market condition is based on the achievement of share price targets following the completion of an initial public offering or on the date of a corporate transaction. The service condition requires the employee to provide continued service through the achievement of both the performance and market conditions. The grant date fair value of such RSUs is determined using a Monte Carlo simulation methodology, which takes into consideration the probability of achievement of the market conditions.

Expense for the RSUs begins on the grant date and is recognized over the derived requisite service period of the award. However, no compensation expense was recognized until the performance-based vesting condition was probable of being achieved. On July 24, 2025, the Company completed its IPO, satisfying the performance condition of the RSUs. Consequently, compensation expense has been recognized proportionally for the completed portion of the requisite service period up to the IPO. The remaining unrecognized expense will be amortized over the remaining derived requisite service period associated with the market condition, regardless of whether the market condition is ultimately satisfied.

Stock Options

The following summarizes stock option activity for the Company for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	1,785,633	$1.01	7.5	$5,938
Granted	1,798,030	9.76
Exercised	(447,063)	0.41
Forfeited	(8,687)	2.27
Outstanding at September 30, 2025	3,127,913	$6.12	8.6	$23,998
Vested and Exercisable at September 30, 2025	825,189	$0.81	6.3	$11,710

The weighted average grant date fair value of options granted during the three months ended September 30, 2025 and 2024 was $7.69 and $0.50 per share, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $4.72 and $0.40 per share, respectively. The total fair value of options that vested during the three months ended September 30, 2025 and 2024 was $0.2 million and $0.1 million, respectively, based on the grant date fair value. For the nine months ended September 30, 2025 and 2024, the total fair value of options that vested was $0.4 million and $0.2 million, respectively, based on the grant date fair value.

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock price and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during both the three months ended September 30, 2025 and 2024 was less than $0.1 million. For the nine months ended September 30, 2025 and 2024, the aggregate intrinsic value of stock options exercised was $1.8 million and $0.2 million, respectively.

The Company recorded stock-based compensation expense for stock options of $0.5 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded stock-based compensation expense for stock options of $0.9 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $8.9 million of unrecognized compensation for unvested stock options and the weighted-average period over which this remaining compensation cost will be recognized is 3.0 years.

The grant date fair value of the options is determined using an option pricing model. The assumptions that were used in estimating the grant date fair value of stock options under the option pricing method for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected stock price volatility (1)	44.0%	45.4%	43.9%	45.2%
Risk-free interest rate (2)	3.97%	3.69%	4.17%	4.30%
Expected annual dividend yield (3)	0.0%	0.0%	0.0%	0.0%
Expected term (years) (4)	6.05	6.03	6.02	5.93

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

Restricted Stock Units

The Company did not have any RSUs granted or outstanding during the nine months ended September 30, 2024.

The following summarizes RSU activity for the Company for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2024	—	$—
Granted	181,810	7.66
Vested	—
Forfeited	—
Non-vested - September 30, 2025	181,810	$7.66

The Company recorded stock-based compensation expense for RSUs of $0.2 million for the three and nine months ended September 30, 2025. As of September 30, 2025, there was $1.2 million of unrecognized compensation for unvested RSUs and the weighted-average period over which this remaining compensation cost will be recognized is 1.9 years.

Stock-based Compensation Cost

The compensation cost that has been included in the Company’s condensed Statements of Operations and Comprehensive Loss for all stock-based compensation arrangements is detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$355	$31	$522	$77
Research and development	211	21	366	42
Sales and marketing	138	14	249	34
Total	$704	$66	$1,137	$153

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

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share as of September 30, 2025 and 2024:

	As of September 30,
	2025	2024
Common stock options outstanding (1)	3,127,913	1,502,367
Convertible preferred stock (common stock equivalent) (2)	—	14,127,988
Restricted stock units outstanding (3)	181,810	—
Series B Warrant (4)	58,420	58,420
Series C Warrant (5)	20,375	—
SVB Common Stock Warrant (6)	—	25,863
Total	3,388,518	15,714,638

(1) 825,189 stock options vested and exercisable as of September 30, 2025.

(2) Convertible preferred stock was eligible to convert to common stock on a 1:1 basis upon the holder’s election or upon a Deemed Liquidation Event. Convertible preferred stock was converted into common stock on the IPO (see Note 7).

(3) No restricted stock units are vested as of September 30, 2025.

(4) Series B Warrant exercisable into 52,776 shares of common stock as of September 30, 2025.

(5) Series C Warrant exercisable into 10,188 shares of common stock as of September 30, 2025.

(6) On August 14, 2025, the SVB Common Stock Warrant was exercised (see Note 5).

9. Commitment and Contingencies

Legal Matters

The Company from time to time is involved in legal matters incidental to the conduct of its business. In the opinion of management, there are no claims outstanding that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Operating Lease

In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of September 30, 2025, the Company had two active operating leases for a combined 23,000 square feet of administrative, engineering, and research and development space located in Carlsbad, California.

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

Total lease expenses for the three months ended September 30, 2025 and 2024 were $0.2 million and $0.1 million, respectively. Total lease expenses for the nine months ended September 30, 2025 and 2024 were $0.5 million and $0.4 million, respectively.

The Company’s real estate taxes, insurance costs, and common area maintenance, are included in monthly rent and not separately itemized. Rent expense is allocated to cost of sales, research and development, sales and marketing, and general and administrative expenses in the accompanying condensed Statements of Operations and Comprehensive Loss.

The weighted-average lease terms and discount rates are as follows:

	As of September 30, 2025	As of December 31, 2024
Weighted-average remaining lease term	2.75	3.50
Weighted-average discount rate	8.65%	9.08%

The aggregate future minimum lease payments under this lease as of September 30, 2025, are as follows:

(in thousands)
Year ending December 31,	Payments
Remainder of 2025	$151
2026	895
2027	926
2028	472
Total undiscounted lease payments	$2,444
Less: imputed interest	(270)
Present value of future lease payments	$2,174
Short-term operating lease liabilities	661
Long-term operating lease liabilities	1,513
Total operating lease liabilities	$2,174

The operating cash outflows included in the measurement of the operating lease liabilities was $0.4 million for both the nine months ended September 30, 2025 and 2024.

10. Segment Reporting

The following table provides the operating financial results of the Company’s single reportable segment. It includes the significant expense categories regularly provided to the Company’s Chief Operating Decision Maker, its Chief Executive Officer, computed under GAAP and reconciled to the Company’s total “net loss” as presented in the condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$13,074	$6,590	$35,346	$17,757

Less:
Cost of sales	3,147	1,792	8,914	4,733
Selling expenses	7,005	4,294	18,047	10,490
Marketing expenses	1,431	1,950	3,203	3,578
Product and software development costs	2,196	1,971	5,847	5,339
Clinical, medical, and regulatory expenses	1,230	1,045	3,418	3,304
Other segment expenses*	7,100	3,315	17,173	9,738
Interest expense	380	402	1,100	943
Interest income	(954)	(394)	(1,670)	(920)
Change in fair value of warrant liabilities	65	28	335	89
Net loss	$(8,526)	$(7,813)	$(21,021)	$(19,537)

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

The Company did not record income tax expense for the three and nine months ended September 30, 2025 and 2024. The Company maintains a full valuation allowance on its net deferred tax assets, as it is more likely-than-not that it will not be monetized through offsetting future taxable income.

There were no material changes to the Company’s unrecognized tax benefits in the three and nine months ended September 30, 2025 and 2024, and the Company does not expect to have significant changes to unrecognized tax benefits through the end of the fiscal year. The Company did not have any interest or penalties related to its uncertain tax positions for the three and nine months ended September 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, expensing of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The provisions of the OBBBA became effective for the Company during the three months ended September 30, 2025.

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

The aprevo Technology Platform is powered by AI-enabled, outcome-based algorithms and provides personalized surgical plans and interbody implants for custom vertebral fit. The aprevo Technology Platform supports surgeons in achieving proper spinal alignment for patients with degenerative disc disease (“DDD”), which can improve clinical outcomes and reduce the likelihood of revision surgeries. We currently market the aprevo Technology Platform for lumbar spine fusion surgery and are expanding the platform for use in cervical spine fusion surgeries, which we expect to launch commercially in early 2026.

We market and sell the aprevo Technology Platform to hospitals in the United States through a combination of our direct sales team and independent sales agents. Our direct sales team consists of Area Business Directors, Regional Sales Directors, Account Managers, and Strategic and National Account leadership, who are primarily responsible for selling the aprevo Technology Platform to surgeons and working with hospitals to secure product approval. They are also responsible for recruiting indirect sales agents that cover each surgery, generating leads, and training clinics. Our direct sales team is supported by a team of independent sales agents, who are responsible for generating leads, providing surgical instruments, and covering cases. While our current commercial focus is on the United States, in the future we plan to engage in market access initiatives to evaluate strategic international regions.

Since we began commercializing the aprevo Technology Platform in 2021, we have experienced sequential quarterly and annual revenue growth from its rapid commercial adoption. For the three months ended September 30, 2025 and 2024, we recognized revenue of $13.1 million and $6.6 million, respectively, representing period-over-period growth of 98.4%. For the nine months ended September 30, 2025 and 2024, we recognized revenue of $35.3 million and $17.8 million, respectively, representing period-over-period growth of 99.1%.

Our business model depends on our ability to timely deliver aprevo interbody implants in order to allow surgeons to maintain surgical schedules for their patients. In November 2024, we launched our digital production system (“DPS”), which we developed to enable us to deliver our aprevo interbody implants to hospitals within 10 business days of surgical plan approval. Starting in October 2025, this lead time has been further reduced to eight business days. Our implants are manufactured to our specifications by contract manufacturing organizations (“CMOs”) who meet our manufacturer qualification standards. Our streamlined DPS manages both the upstream and downstream processes involved in producing our implants.

Initial Public Offering

On July 24, 2025, we completed our initial public offering of 6,700,000 shares of our common stock, at a price to the public of $15.00 per share (the “IPO”). We received net proceeds of $93.5 million from the IPO, after deducting underwriting discounts and commissions and before additional offering expenses of $5.4 million paid by us.

Regulatory Overview

aprevo Lumbar

In July 2020, the U.S. Food and Drug Administration (“FDA”) awarded us a Breakthrough Device Designation, indicating that aprevo lumbar interbody implants are likely to provide a more effective treatment than the use of stock implants. In December 2020, the FDA cleared our aprevo interbody implants through its 510(k) regulatory clearance pathway for lumbar fusions to correct adult spinal deformity (“ASD”). After FDA clearance, we commenced the limited clinical release of the aprevo Technology Platform, with the first U.S. aprevo patient procedure completed in February 2021. In August 2022, the FDA cleared the aprevo Technology Platform through its 510(k) regulatory clearance pathway for the treatment of patients with several degenerative conditions of the lumbar spine.

aprevo Cervical

In September 2023, the FDA granted us our second Breakthrough Device Designation for aprevo in cervical spine fusion. In November 2024, we received FDA 510(k) clearance for our aprevo Technology Platform for cervical spine fusion surgery. In July 2025, the first aprevo cervical procedure was successfully completed at UC San Diego Health. Through October 31, 2025, over 50 aprevo cervical procedures have been successfully completed by over a dozen spine surgeons as part of our clinical evaluation program. We expect to commercialize the aprevo Technology Platform for cervical fusion surgery by early 2026.

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

Market Adoption and Clinical Evidence

Since its full commercial launch in October 2021, the aprevo Technology Platform for lumbar spine fusion surgery has been used to treat more than 2,600 patients through September 31, 2025. We estimate there are approximately 4,000 surgeons across the United States whose patients could benefit from using our platform.

Over time, we expect to meaningfully grow the base of surgeons using the aprevo Technology Platform and its penetration with existing surgeon users. To achieve this, we plan to grow our commercial infrastructure and expand various market access initiatives, including utilizing medical education programs and surgeon training at top academic institutions.

We are also committed to building upon our strong foundation of clinical evidence demonstrating the efficacy of our aprevo Technology Platform. Clinical data publications are important tools for surgeon education and patient awareness of the benefits of our personalized solution as compared to stock implants.

Our COMPASS Registry is generating ongoing real-world evidence of patient outcomes from lumbar spine surgery with the aprevo Technology Platform. For instance, data presented for 115 aprevo-treated ASD patients at the Scoliosis Research Society (SRS) Annual Meeting in September 2025 demonstrated a 75% reduction in spine fusion revision surgery at two years compared to a patient-matched cohort treated with stock interbody devices.

Expansion of Our Product Portfolio and Investments in Research and Development

Our research and development initiatives are focused on introducing new products, enhancements and capabilities aimed at increasing the value provided by our aprevo Technology Platform to patients, surgeons, and payors. We are developing new iterations of our algorithm and software platform to drive further improvements in surgical planning. We believe that these improvements will strengthen our ability to leverage post-operative data to build predictive analytic models and further enable surgeons to make more informed decisions to best treat their patients.

In November 2024, we received FDA 510(k) clearance for our aprevo interbodies for cervical spine fusion surgery as part of the FDA-cleared aprevo Technology Platform. We expect to receive FDA clearance for our accompanying personalized plating solutions and plan to commercialize the aprevo Technology Platform for cervical spine fusion surgeries by early 2026. We intend to drive initial adoption of this new indication among our existing base of surgeons who are actively using the aprevo Technology Platform for lumbar spine fusion surgeries.

We also believe that our technology platform has the potential to be utilized across various spinal indications and disease states such as cervical corpectomy and cervical disc arthroplasty. Additional FDA clearances would be required for these or any other new indications.

Hospital and Outpatient Reimbursement

Future changes in the level of reimbursement that hospitals and outpatient facilities receive from payors for lumbar and cervical fusion surgical procedures could have a significant impact on our results of operations. The level of payors' reimbursement for procedures using our aprevo Technology Platform depends substantially on our continued ability to generate clinical evidence, support from key opinion leaders, and gain advocacy for patient access to our technology with CMS and commercial payors.

aprevo® Lumbar

Procedures using our aprevo Technology Platform are covered by Medicare, Medicare Advantage, and commercial payors. For the three and nine months ended September 30, 2025, we estimate that our hospital customers’ payor mix consisted of approximately 44% and 42% for commercial insurance, respectively, and 56% and 58% for Medicare and Medicare Advantage insurance, respectively. Effective October 2024, CMS adopted a new MS-DRG coding system which reassigns MS-DRG codes for certain lumbar spine fusion procedures when “custom-made anatomically designed interbody fusion devices” (such as our aprevo Technology Platform) are utilized. This provides premium reimbursement for our hospital customers, relative to the use of stock implants. We believe this, among other factors, will support our customers' continued demand for our technology.

aprevo® Cervical

Effective October 1, 2025, cervical fusion procedures utilizing aprevo personalized interbody implants for traditional Medicare beneficiaries are eligible for New Technology Add-on Payments (NTAPs) from CMS. The NTAP program provides additional reimbursement to hospitals that use designated new medical technologies in the first few years of market introduction. These new technologies must demonstrate significant clinical improvement in the diagnosis or treatment of Medicare beneficiaries compared to existing alternatives or be designated by the FDA as breakthrough technology. CMS created unique ICD-10-PCS codes to identify cervical fusion procedures using "custom made anatomically designed interbody fusion devices" such as our aprevo Technology Platform. Reimbursement claims submitted with these unique ICD-10-PCS procedure codes may qualify hospitals for up to an additional $21,125 in NTAP reimbursement for eligible inpatient procedures.

For hospital outpatient departments (HOPDs) and ambulatory surgery centers (ASC), where many cervical procedures are performed, an applicable Transitional Pass-Through ("TPT") payment was included in the CMS Outpatient Prospective Payment System (OPPS) Proposed Rule. TPT payments help ensure timely access for Medicare beneficiaries to new and innovative medical technologies prior to CMS having sufficient cost data to permanently assign those items to an Ambulatory Payment Classification (APC). We anticipate that the applicable TPT payment will go into effect in early 2026 and that it will cover the differential of the facilities' cost of purchasing aprevo interbody implants in cervical fusions.

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

Gross Profit and Gross Margin

Gross profit (i.e., revenue less cost of sales) and gross margin (i.e., gross profit as a percentage of revenue) have been, and will continue to be, affected by various factors. These include potential changes to our average revenue per procedure, sales volumes, third-party manufacturing costs, direct labor costs, and software costs. We expect our gross margin to remain relatively constant over the short term and to modestly increase over the medium and long term with economies of production scale, increased leverage of our AI technologies, and other planned manufacturing efficiencies.

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

Change in Fair Value of Warrant Liabilities

Prior to the closing of the IPO on July 24, 2025, we had issued warrants for the purchase of our convertible preferred stock in conjunction with the loan and security agreement with Customers Bank (the "Customers Loan Agreement"). We accounted for these liability-classified warrants, initially measured at fair value, in accordance with ASC Topic 480. Changes in fair value of warrant liabilities have been recognized in the Statements of Operations and Comprehensive Loss. See Note 2—Summary of Significant Accounting Policies in the notes to our unaudited Condensed Financial Statements for information regarding the Series B Warrant and the Series C Warrant in connection with the Customers Loan Agreement.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following tables set forth our results of operations, variances versus the prior period, and percentage of revenue for each presented caption. The period-to-period comparison is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		$	%	Percentage of Revenue
	2025	2024	Change	Change	2025	2024
(in thousands, except percentages)
Revenue	$13,074	$6,590	$6,484	98.4%	100.0%	100.0%
Cost of sales	3,147	1,792	1,355	75.6%	24.1	27.2
Gross profit	9,927	4,798	5,129	106.9%	75.9	72.8
Operating expenses:
Research and development	4,445	4,035	410	10.2%	34.0	61.2
Sales and marketing	9,610	6,622	2,988	45.1%	73.5	100.5
General and administrative	4,907	1,918	2,989	155.8%	37.5	29.1
Total operating expenses	18,962	12,575	6,387	50.8%	145.0	190.8
Loss from operations	(9,035)	(7,777)	(1,258)	16.2%	(69.1)	(118.0)
Other income (expense):
Interest expense	(380)	(402)	22	(5.5)%	(2.9)	(6.1)
Interest income	954	394	560	142.1%	7.3	6.0
Change in fair value of warrant liabilities	(65)	(28)	(37)	132.1%	(0.5)	(0.5)
Total other income (expense), net	509	(36)	545	**	3.9	(0.6)
Net loss and comprehensive loss	$(8,526)	$(7,813)	$(713)	9.1%	(65.2)%	(118.6)%

** Change not meaningful

	Nine Months Ended September 30,		$	%	Percentage of Revenue
	2025	2024	Change	Change	2025	2024
(in thousands, except percentages)
Revenue	$35,346	$17,757	$17,589	99.1%	100.0%	100.0%
Cost of sales	8,914	4,733	4,181	88.3%	25.2	26.7
Gross profit	26,432	13,024	13,408	102.9%	74.8	73.3
Operating expenses:
Research and development	11,755	11,289	466	4.1%	33.3	63.6
Sales and marketing	24,218	15,092	9,126	60.5%	68.5	85.0
General and administrative	11,715	6,068	5,647	93.1%	33.1	34.2
Total operating expenses	47,688	32,449	15,239	47.0%	134.9	182.8
Loss from operations	(21,256)	(19,425)	(1,831)	9.4%	(60.1)	(109.5)
Other income (expense):
Interest expense	(1,100)	(943)	(157)	16.6%	(3.1)	(5.3)
Interest income	1,670	920	750	81.5%	4.7	5.2
Change in fair value of warrant liabilities	(335)	(89)	(246)	276.4%	(1.0)	(0.4)
Total other income (expense), net	235	(112)	347	(309.8)%	0.6	(0.5)
Net loss and comprehensive loss	$(21,021)	$(19,537)	$(1,484)	7.6%	(59.5)%	(110.0)%

Revenue

Revenue was $13.1 million and $6.6 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $6.5 million, or 98.4%, was primarily driven by increased volume of surgical procedures with the aprevo Technology Platform in the current quarter, with our average revenue per procedure substantially constant between these periods.

Revenue was $35.3 million and $17.8 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $17.6 million, or 99.1%, was primarily driven by increased volume of surgical procedures with the aprevo Technology Platform in the current nine month period, with our average revenue per procedure substantially constant between these periods.

Cost of Sales and Gross Margin

Cost of sales was $3.1 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $1.4 million, or 75.6%, was primarily driven by increased sales of aprevo interbody implants in the current quarter and the associated increase in contract manufacturing materials and costs for the three months ended September 30, 2025 with this sales volume, as compared to the three months ended September 30, 2024.

Gross margin was 75.9% for the three months ended September 30, 2025, as compared to 72.8% for the three months ended September 30, 2024 with the improvement primarily due to a reduction in the per unit production fees charged by our contract manufacturer and decreased inventory reserve expenses.

Cost of sales was $8.9 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $4.2 million, or 88.3%, was primarily driven by increased sales of aprevo interbody implants in the current nine month period and the associated increase in contract manufacturing materials and costs for the nine months ended September 30, 2025 with this sales volume, as compared to the nine months ended September 30, 2024.

Gross margin was 74.8% for the nine months ended September 30, 2025, as compared to 73.3% for the nine months ended September 30, 2024 with the improvement primarily driven by a reduction in per unit production fees charged by our contract manufacturer and decreased inventory reserve expenses.

Research and Development Expenses

Research and development expenses were $4.4 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $0.4 million, or 10.2%, was primarily due to higher personnel costs to support product development and AI initiatives; this was partially offset by decreased prototype and materials costs and reduced COMPASS registry costs following enrollment completion in the second half of 2024.

Research and development expenses were $11.8 million and $11.3 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $0.5 million, or 4.1% was primarily due to higher personnel costs to support product development and AI initiatives; this was partially offset by decreased costs for external services and prototype parts and materials and reduced COMPASS registry costs following enrollment completion in second half of 2024.

Sales and Marketing Expenses

Sales and marketing expenses were $9.6 million and $6.6 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $3.0 million, or 45.1%, was primarily driven by a $1.6 million increase in personnel-related costs (including increased headcount, sales compensation for employees, employee bonuses, and stock-based compensation), a $1.3 million increase in commissions to independent sales agents, a $0.7 million increase in various marketing costs, and a $0.3 million increase in other costs. These increases were partially offset by a decrease in professional service fees of $0.9 million.

Sales and marketing expenses were $24.2 million and $15.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $9.1 million, or 60.5%, was primarily driven by a $4.3 million increase in personnel-related costs (including increased headcount, sales compensation for employees, employee bonuses and stock-based compensation), a $3.7 million increase in commissions to independent sales agents, a $1.7 million increase in various marketing costs, a $0.3 million increase in employee travel costs, and a $0.6 million increase in other costs. These increases were partially offset by a decrease in professional service fees of $1.5 million.

General and Administrative Expenses

General and administrative expenses were $4.9 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $3.0 million, or 155.8%, was primarily driven by a $1.6 million increase in professional service and legal fees for corporate and intellectual property matters, a $1.1 million increase in costs for personnel additions to support business growth and compliance and operational requirements as a public company, and a $0.3 million increase in other administrative costs.

General and administrative expenses were $11.7 million and $6.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $5.6 million, or 93.1%, was primarily driven by a $3.0 million increase in professional service and legal fees for corporate and intellectual property matters, a $1.8 million increase in costs for personnel additions to support business growth, compliance and operational requirements as a public company, and a $0.8 million increase in other administrative costs.

Interest Expense

Interest expense remained consistent at $0.4 million for both the three months ended September 30, 2025 and 2024 due to consistent borrowings outstanding under the Customers Loan Agreement during both periods.

Interest expense was $1.1 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $0.2 million, or 16.6%, was primarily driven by an increased amount of borrowings outstanding under the Customers Loan Agreement.

Interest Income

Interest income was $1.0 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $0.6 million, or 142.1%, was due to an increase in bank interest on our higher daily average cash and cash equivalent balances resulting from the proceeds from our IPO in July 2025.

Interest income was $1.7 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $0.8 million, or 81.5%, was due to an increase in bank interest on our higher daily average cash and cash equivalent balances resulting from the proceeds from our IPO in July 2025.

Change in Fair Value of Warrant Liabilities

The fair value of warrant liabilities increased by less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net loss for each of the periods indicated:

	Three Months Ended September 30,		$	%
	2025	2024	Change	Change
(in thousands, except percentages)
Net loss	$(8,526)	$(7,813)	$(713)	9.1%
Interest (income) expense	(574)	8	(582)	**
Income taxes	—	—	—	—
Depreciation and amortization	82	33	49	148.5%
EBITDA	(9,018)	(7,772)	(1,246)	16.0%
Stock-based compensation	704	66	638	966.7%
Change in fair value of warrant liabilities	65	28	37	132.1%
Adjusted EBITDA	$(8,249)	$(7,678)	$(571)	7.4%

**Change not meaningful

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change
(in thousands, except percentages)
Net loss	$(21,021)	$(19,537)	$(1,484)	7.6%
Interest (income) expense	(570)	23	(593)	**
Income taxes	—	—	—	—
Depreciation and amortization	183	108	75	69.4%
EBITDA	(21,408)	(19,406)	(2,002)	10.3%
Stock-based compensation	1,137	153	984	643.1%
Change in fair value of warrant liabilities	335	89	246	276.4%
Adjusted EBITDA	$(19,936)	$(19,164)	$(772)	4.0%

**Change not meaningful

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception. We have historically financed operations primarily through the net proceeds that we have received from the sale of shares of our convertible preferred stock, borrowings under our debt facilities, and cash generated from the sales of aprevo interbody implants. On July 24, 2025, we completed our IPO and received $93.5 million in net proceeds, after deducting underwriting discounts and commissions and before additional offering expenses of $5.4 million paid by us. As of September 30, 2025, we had $115.4 million of cash and cash equivalents, $15.6 million of principal outstanding under the Customers Loan Agreement, and an accumulated deficit of $92.2 million.

Our losses primarily resulted from the costs incurred in the development and sales and marketing of our products and providing general and administrative support for our operations. We may continue to incur losses and expend significant amounts of cash in the foreseeable future as we continue to scale our business, invest in research and development activities, increase sales and marketing expenses to support commercial expansion, and increase general and administrative expenses associated with operating as a publicly traded company.

Customers Loan Agreement

As of September 30, 2025, $15.6 million of principal was outstanding under the Customers Loan Agreement that matures on October 31, 2029. As of September 30, 2025, an aggregate $11.9 million was available to draw. The Customers Loan Agreement was amended in October 2025, as discussed below and in Note 4 in the accompanying notes to our unaudited Condensed Financial Statements, to increase borrowing capacity and achieve other related objectives.

On October 29, 2025, we amended the Customers Loan Agreement (the "Fifth Amendment") to expand this credit facility which currently consists of (i) a term loan in the principal amount of up to $50.0 million (the “Term Loan”), $17.5 million of which is contingent upon the achievement of requisite revenue milestones, and (ii) a $10.0 million non-formula revolving line of credit (the “Non-Formula Revolving Line”). The maximum availability for draw under the Term Loan and Non-Formula Revolving Line now aggregates to $42.5 million.

The maturity date of the Term Loan was extended to October 15, 2030, with an interest-only period through October 15, 2027, followed by principal repayment over 36 months thereafter. Upon achievement of certain revenue milestones, the interest-only period and repayment terms of the Term Loan may be extended through April 15, 2028 followed by principal repayment over 30 months, and upon achievement of an additional milestone, may be further extended through October 15, 2028, followed by principal repayment over 24 months thereafter. The Non-Formula Revolving Line will mature on October 15, 2028. The applicable per annum interest rate did not change as a result of the Fifth Amendment and remains as the greater of (a) WSJ Prime Rate + 0.25% or (b) 5.25%.

Future Funding Requirements

Based on our current operating plan, we believe our existing cash and cash equivalents, the expected cash generated from sales of our aprevo interbody implants, and amounts currently available for future borrowings under our Customers Loan Agreement will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock.

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
▪
expenses associated with indemnification obligations to third parties that are subject to litigation or claims, including in relation to intellectual property infringement, or that incur other losses as a result of their use of our products;
▪
our ability to obtain additional financing as necessary; and
▪
advances and trends in new technologies and industry standards.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
(in thousands)
Net cash provided by (used in):
Net cash flows used in operating activities	$(23,656)	$(21,263)
Net cash used in investing activities	$(1,253)	$(119)
Net cash flows provided by financing activities	$100,157	$58,550

Operating activities

For the nine months ended September 30, 2025, net cash used in operating activities was $23.7 million. Cash payments to vendors during the nine months ended September 30, 2025 totaled $34.4 million and payroll-related cash payments totaled $19.8 million. We received $30.5 million from our customers for sales of aprevo interbody implants in the nine months ended September 30, 2025 and recognized $35.3 million of revenue, based on the timing of aprevo interbody implants use in surgical procedures in this period.

For the nine months ended September 30, 2024, net cash used in operating activities was $21.3 million. Cash payments to vendors during the nine months ended September 30, 2024 totaled $24.2 million and payroll-related cash payments totaled $12.5 million. We received $15.4 million from our customers for sales of aprevo interbody implants in the nine months ended September 30, 2024 and recognized $17.8 million of revenue based on the timing of aprevo interbody implants use in surgical procedures in this period.

Investing activities

For the nine months ended September 30, 2025, net cash used in investing activities was $1.3 million and consisted primarily of purchases of property and equipment of $0.6 million, capitalized internal use software costs of $0.6 million, and payment of initial direct costs of $0.1 million for a new operating lease entered into in May 2025.

For the nine months ended September 30, 2024, net cash used in investing activities was $0.1 million and consisted of purchases of property and equipment.

Financing activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $100.2 million, consisting primarily of proceeds from its initial public offering of $93.5 million, net of underwriting discounts and commissions, net proceeds from the issuance of Series C convertible preferred stock of $11.9 million and proceeds from the exercise of stock options of $0.2 million. This was partially offset by payments for deferred offering costs of $5.4 million in connection with our IPO.

For the nine months ended September 30, 2024, net cash provided by financing activities was $58.5 million, consisting primarily of net proceeds from the issuance of Series C convertible preferred stock of $52.3 million and borrowings under the Customers Loan Agreement of $6.2 million.

Contractual Obligations and Other Material Cash Commitments

Our contractual obligations as of September 30, 2025, include:

Debt

Total principal amount outstanding under the Customers Loan Agreement as of September 30, 2025, was $15.6 million. As of September 30, 2025, this debt matured on October 31, 2029, with an interest-only period through January 31, 2027, followed by principal repayment over 33 months thereafter.

As discussed further above, on October, 29, 2025, we amended this arrangement and this maturity date was extended to October 15, 2030, with an interest-only period through October 15, 2027, followed by principal repayment over 36 months thereafter. Upon achievement of certain revenue milestones, the interest-only period and repayment terms may be further extended to an interest-only period through October 15, 2028, followed by principal repayment over 24 months thereafter. The applicable per annum interest rate did not change as a result of the Fifth Amendment and remains as the greater of (a) WSJ Prime Rate + 0.25% or (b) 5.25%.

Operating leases

As of September 30, 2025, contractual obligations for operating lease payments (substantially related to our Carlsbad, California office leases with lease terms to July 1, 2028) totaled $2.4 million and are due over 33 months after September 30, 2025.

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

We are also a “smaller reporting company,” because the market value of our shares held by non-affiliates is less than $700.0 million, and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time that we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosures controls were effective at a reasonable assurance level as of September 30, 2025.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For discussion regarding legal proceedings, please refer to “Note 9 – Commitments and Contingencies” in the accompanying notes to our Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On July 24, 2025, we completed our IPO, in which we issued and sold 6,700,000 shares of our common stock, at a price to the public of $15.00 per share. The net proceeds to the Company from the IPO were approximately $88.1 million, after deducting underwriting fees and offering costs.

The net proceeds from our IPO have been used and will be used, together with our existing cash and cash equivalents: (i) to support the commercialization of the aprevo Technology Platform and expand and improve our product offerings, including approximately $25 million to support our increased sales and marketing efforts and approximately $46 million to fund our research and development activities to advance the aprevo Technology Platform, including the continued development of the aprevo Technology Platform for use in cervical spine fusion surgeries, and (ii) the remainder for working capital and general corporate purposes.

There has been no material change in the intended use of proceeds from our IPO as described in our IPO Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carlsmed, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated July 24, 2025 (File No. 001-42756)).
3.2	Amended and Restated Bylaws of Carlsmed, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated July 24, 2025 (File No. 001-42756)).
10.1	2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 28, 2025 (File No. 001-42756).
10.2	2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 28, 2025 (File No. 001-42756).
10.3	Form of Option Award Agreement under the 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A dated July 15, 2025 (File No. 333-288339)).
10.4	Form of RSU Award Agreement under the 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A dated July 15, 2025 (File No. 333-288339)).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLSMED, INC.

Date: November 6, 2025	By:	/s/Michael Cordonnier
Michael Cordonnier
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Leonard Greenstein
Leonard Greenstein
Chief Financial Officer
(Principal Financial Officer)