Form 10-Q
period 2026-03-31
CARLSMED, INC.
filed 2026-05-05
CIK 1794546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 27,184,933 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our ability to attract and retain customers and surgeon users;
•
our expectations concerning orders for our products and utilization by existing hospitals and surgeons;
•
our expectations regarding the potential market size for the aprevo Technology Platform;
•
our ability to maintain our competitive technological advantages;
•
our intentions to pursue adjacent and international markets;
•
our ability to continue improving our products and technology;
•
our commercialization and marketing capabilities and strategies;
•
our ability to maintain or reduce the manufacturing times of our contract manufacturing organizations (“CMOs”);
•
our reliance on a limited number of CMOs;
•
the implementation of our business model and strategic plans for our business and products and technology;
•
our relationships with, and the capabilities of, our suppliers;
•
the scope of protection we are able to establish, maintain and enforce intellectual property rights covering our products;
•
our ability to effectively manage our growth;
•
the increased expenses associated with being a public company;
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended;
•
estimates of our expenses, future revenue, capital requirements, our needs for additional financing, and our ability to obtain additional capital and achieve profitability;
•
our future financial performance;
•
those other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2026, and in periodic reports that we file with the SEC, and our reports to stockholders. These filings are available at www.sec.gov and on our website at https://www.carlsmed.com.

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

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date on which the statements are made. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no

ii

current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

We own certain trademarks and trademark applications used in this Quarterly Report on Form 10-Q that are important to our business, including, among others, Carlsmed®, aprevo®, and myaprevo®. We also intend to apply for various trademarks that we use in connection with the operation of our business. This Quarterly Report on Form 10-Q may also contain trademarks, service marks, and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names, or products in this Quarterly Report on Form 10-Q is not intended to, and does not, imply a relationship with, or endorsement or sponsorship by, us. Solely for convenience, the trademarks, service marks, and trade names referred to in this Quarterly Report on Form 10-Q may appear without the “™,” “®,” or “SM” symbol, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks, and trade names.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CARLSMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except for share and par value amounts)

(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$73,016	$85,793
Restricted cash	100	100
Short-term investments	24,000	24,000
Accounts receivable, net of allowances of $2,055 and $1,653, as of March 31, 2026 and December 31, 2025, respectively	12,268	11,362
Inventory	2,063	1,845
Prepaid expenses and other current assets	3,959	3,573
Total current assets	115,406	126,673
Property and equipment, net	1,597	1,487
Operating lease right-of-use assets	1,663	1,826
Other assets	103	134
Total assets	$118,769	$130,120

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,952	$4,481
Accrued liabilities	3,202	3,287
Accrued compensation	2,785	5,760
Short-term operating lease liabilities	776	752
Total current liabilities	9,715	14,280
Long-term portion of term loan, net	15,364	15,346
Long-term operating lease liabilities	1,115	1,316
Other long-term liabilities	327	309
Total liabilities	26,521	31,251
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 600,000,000 shares authorized, 27,232,278 shares issued, and 27,181,501 shares outstanding as of March 31, 2026; 600,000,000 shares authorized, 26,664,243 shares issued, and 26,604,505 shares outstanding as of December 31, 2025	—	—
Additional paid-in capital	201,749	199,674
Accumulated deficit	(109,501)	(100,805)
Total stockholders’ equity	92,248	98,869
Total liabilities and stockholders’ equity	$118,769	$130,120

The accompanying notes are an integral part of these condensed financial statements.

CARLSMED, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$16,116	$10,189
Cost of sales	3,691	2,553
Gross profit	12,425	7,636
Operating expenses:
Research and development	5,178	3,150
Sales and marketing	10,297	6,739
General and administrative	6,226	3,466
Total operating expenses	21,701	13,355
Loss from operations	(9,276)	(5,719)
Other income (expense):
Interest expense	(311)	(357)
Interest income	891	380
Change in fair value of warrant liabilities	—	(33)
Total other income (expense), net	580	(10)
Net loss and comprehensive loss	(8,696)	(5,729)
Deemed dividend to preferred stockholders	—	(584)
Net loss attributable to common stockholders	$(8,696)	$(6,313)

Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(1.47)
Weighted-average number of common shares used to compute basic and diluted net loss per share	26,835,841	4,299,492

The accompanying notes are an integral part of these condensed financial statements.

CARLSMED, INC.

CONDENSED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2024	4,902,814	$13,578	4,335,051	$29,801	4,890,123	$52,847	4,139,219	$—	$541	$(71,171)	$(70,630)
Issuance of Series C convertible preferred stock, net of issuance costs of $80	—	—	—	—	1,117,743	12,503	—	—	—	—	—
Deemed dividend related to issuance of Series C convertible preferred stock	—	—	—	—	—	—	—	—	(584)	—	(584)
Vesting of early exercised stock options	—	—	—	—	—	—	8,960	—	10	—	10
Exercise of vested stock options	—	—	—	—	—	—	422,364	—	149	—	149
Stock-based compensation expense	—	—	—	—	—	—	—	—	175	—	175
Net loss	—	—	—	—	—	—	—	—	—	(5,729)	(5,729)
Balance as of March 31, 2025	4,902,814	$13,578	4,335,051	$29,801	6,007,866	$65,350	4,570,543	$—	$291	$(76,900)	$(76,609)

Balance as of December 31, 2025	—	$—	—	$—	—	$—	26,604,505	$—	$199,674	$(100,805)	$98,869
Vesting of early exercised stock options	—	—	—	—	—	—	8,961	—	10	—	10
Cashless exercise of warrants	—	—	—	—	—	—	30,366	—	—	—	—
Exercise of vested stock options	—	—	—	—	—	—	537,669	—	436	—	436
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,629	—	1,629
Net loss	—	—	—	—	—	—	—	—	—	(8,696)	(8,696)
Balance as of March 31, 2026	—	$—	—	$—	—	$—	27,181,501	$—	$201,749	$(109,501)	$92,248

The accompanying notes are an integral part of these condensed financial statements.

CARLSMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(8,696)	$(5,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99	40
Stock-based compensation	1,629	175
Non-cash interest	36	54
Loss on remeasurement of warrant liabilities	—	33
Non-cash lease expense	163	99
Provision for credit losses	402	52
Provision for excess and obsolete inventory	552	311
Changes in operating assets and liabilities:
Accounts receivable, net	(1,308)	(1,405)
Inventory	(771)	(577)
Prepaid expenses and other assets	(355)	96
Accounts payable	(1,531)	(570)
Accrued liabilities	(74)	474
Accrued compensation	(2,976)	(1,103)
Lease liabilities	(177)	(105)
Net cash used in operating activities	(13,007)	(8,155)

Cash flows from investing activities:
Purchase of property and equipment	(79)	(83)
Capitalized internal use software costs	(127)	(155)
Net cash used in investing activities	(206)	(238)

Cash flows from financing activities:
Payments for deferred initial public offering costs	—	(368)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	11,919
Proceeds from exercises of stock options	436	149
Net cash provided by financing activities	436	11,700

(Decrease) increase in cash, cash equivalents, and restricted cash	(12,777)	3,307
Cash, cash equivalents, and restricted cash at beginning of the period	85,893	40,225
Cash, cash equivalents, and restricted cash at end of the period	$73,116	$43,532

CARLSMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosure of Noncash Investing and Financing Activities:
Vesting of early exercised common stock options	$10	$10
Unpaid deferred offering and issuance costs	$—	$1,124
Capitalized internal use software included in accounts payable and accrued liabilities	$125	$35
Cash, Cash Equivalents, and Restricted Cash Information:
Cash and cash equivalents, beginning of period	$85,793	$40,125
Restricted cash, beginning of period	100	100
Cash, cash equivalents, and restricted cash, beginning of period	85,893	40,225
Cash and cash equivalents, end of period	73,016	43,432
Restricted cash, end of period	100	100
Cash, cash equivalents, and restricted cash, end of period	$73,116	$43,532

The accompanying notes are an integral part of these condensed financial statements.

CARLSMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization

Description of Business

Carlsmed, Inc. (the “Company”) is a medical technology company pioneering artificial intelligence ("AI")-enabled personalized spine surgery solutions with a mission to improve outcomes and decrease the cost of healthcare for spine surgery and beyond. The Company was incorporated in Delaware in June 2018 and is headquartered in Carlsbad, California. The Company designs, manufactures, and markets the aprevo® Technology Platform for spine fusion surgery procedures that are performed at hospitals and ambulatory surgical centers.

This platform (the “aprevo Technology Platform”) includes proprietary surgical planning software, using outcomes-based algorithms that are aided with artificial intelligence, and resulting patient-specific implants for spine surgery. This platform provides each patient with personalized alignment to address their unique pathology and anatomy.

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

In November 2024, the FDA 510(k) cleared the aprevo interbody implants for cervical spine fusion surgery as part of the FDA-cleared aprevo Technology Platform,and in December 2025, the Company commenced the U.S. launch of aprevo Technology Platform for cervical fusion surgeries. Also in December 2025, the Company received FDA 510(k) clearance for accompanying personalized cervical plating solutions. In February 2026, the Company completed the first personalized corra cervical plating procedure and expects to commercially launch the corra Cervical Plating System by December 2026.

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had $97.1 million of cash, cash equivalents, restricted cash and short-term investments, $15.6 million debt outstanding under its loan and security agreement with Customers Bank (the “Customers Loan Agreement”), and an accumulated deficit of $109.5 million.

The Company expects to continue to generate operating losses for the foreseeable future as it continues to expand commercial operations and develop its product portfolio. The Company believes that its existing cash on hand will be sufficient to meet anticipated capital requirements for its operations for at least 12 months from the date of the issuance of the accompanying unaudited condensed financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by S-X, Rule 10-1. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended December 31, 2025, and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited annual financial statements and notes as of and for the year ended December 31, 2025 thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2026. The Company’s results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period.

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

Restricted Cash

“Restricted cash” in the accompanying condensed balance sheets as of March 31, 2026 and December 31, 2025 represents cash held as collateral for the Company’s facility leases.

Short-Term Investments

“Short-term investments” in the accompanying condensed balance sheets represents investments in certificates of deposits which are carried at cost and have original maturities of greater than 90 days but within one year. Accrued interest earned on short-term investments is recorded within “Prepaid expenses and other current assets” on the accompanying condensed balance sheets.

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

The Company maintained an allowance for credit losses accounts of $2.1 million and $1.7 million as of March 31, 2026 and December 31, 2025, respectively. The Company recorded a provision for credit losses of $0.4 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Concentrations of Financial Instrument Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents in deposits at financial institutions that may exceed federally insured limits and certain accounts receivable balances. Risks associated with cash and cash equivalents are mitigated by banking with creditworthy institutions with platforms that administer deposits across multiple banks within federally insured limits. Additionally, the Company invests cash in certificates of deposit (“CDs”) through the Certificate of Deposit Account Registry Service (“CDARS”) account. Under the CDARS program, large deposits are allocated among multiple FDIC (“Federal Deposit Insurance Corporation”) insured member banks in increments of less than $250,000 per institution. As a result, substantially all such deposits are eligible for FDIC insurance coverage.

The Company mitigates potential losses from uncollectible accounts receivable through its credit approval and ongoing collection and customer monitoring activities. To date, the Company has not experienced any losses on its financial instruments and believes that it has adequately recorded allowances for uncollectible accounts receivable in each reported period.

As of March 31, 2026 and December 31, 2025, the Company did not have accounts receivable balances from any one customer exceeding 10% of total accounts receivable. The Company did not have revenue from any one customer exceeding 10% of total revenue for the three months ended March 31, 2026. There was one customer that accounted for 10% of total revenue for the three months ended March 31, 2025.

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

(in thousands)	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2026
Money market funds (1)	$47,905	$47,905	$—	$—
Certificates of deposit with original maturity of 3 months or less (1)	24,000	—	24,000	—
Certificates of deposit with original maturity greater than 3 months (2)	24,000	—	24,000	—
Total financial assets	$95,905	$47,905	$48,000	$—

As of December 31, 2025
Money market funds (1)	$60,738	$60,738	$—	$—
Certificates of deposit with original maturity of 3 months or less (1)	24,036	—	24,036	—
Certificates of deposit with original maturity greater than 3 months (2)	24,000	—	24,000	—
Total financial assets	$108,774	$60,738	$48,036	$—

(1)
Included as a component of “Cash and cash equivalents” on the accompanying Condensed Balance Sheets.
(2)
Included as a component of “Short-term investments” on the accompanying Condensed Balance Sheets.

Inventory

Production is initiated upon surgeon approval of the digital surgical plan for each patient, and implant inventory is not made-to-stock, allowing the Company to maintain minimal inventory. Work-in-process inventory consists of titanium alloy implants for spine fusion surgical procedures, pending sterilization and packaging. Finished goods inventory is ready for shipment to the customer for use in a spine fusion surgical procedure.

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

The components of reported “inventory” are as follows:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Finished goods	$2,003	$1,788
Work in process	60	57
Total	$2,063	$1,845

Warrant Liabilities

Prior to the closing of the IPO on July 24, 2025, the Company had issued warrants to purchase convertible preferred stock in conjunction with the Customers Loan Agreement (see Note 4). The Company accounted for its issued convertible preferred stock warrants as liabilities in accordance with ASC 480. The liability-classified warrants were initially measured at fair value, resulting in an implied discount on the related financing arrangement that was deferred as an asset as it relates to tranches of the Customers Loan Agreement. The deferred asset was recorded within “other assets” on the balance sheet and was amortized into interest expense using the straight-line method over the period in which the Company could draw on the remaining tranches of the credit facility. Changes in fair value of the warrant liabilities were recognized in the condensed statements of operations and comprehensive loss.

Immediately prior to the IPO, the Series B Warrant and Series C Warrants were exercisable into up to 58,420 and 20,375 of Series B convertible preferred stock and Series C convertible preferred stock, respectively. In conjunction with the IPO, all of the outstanding shares of convertible preferred stock were converted into common stock. As a result, the Series B Warrant and Series C Warrant that had previously been exercisable for convertible preferred stock became exercisable for common stock. Upon the closing of the IPO on July 24, 2025, the Series B Warrant that was exercisable into 52,776 shares of common stock and the Series C Warrant that was exercisable into 5,093 shares of common stock met the criteria for equity classification and accordingly were reclassified from liabilities to equity. The remainder of shares under each warrant were contingently exercisable on specified revenue and loan draw milestones and remained classified as liabilities because they did not meet the criteria for equity classification.

On September 30, 2025, the Company achieved a revenue milestone, causing 5,095 additional shares of common stock underlying the Series C Warrant to become exercisable and accordingly were reclassified from liabilities to equity as they met the criteria for equity classification.

On October 29, 2025, as a part of the Fifth Amendment to the Customers Loan Agreement, the Series B Warrant and Series C Warrant were amended and restated and the respective remaining 5,644 and 10,187 shares of common stock that were exercisable contingent on loan draw milestones were canceled. On the effective date of the Fifth Amendment, the Company remeasured the warrants for the final time and recognized the change in fair value within the statements of operations and comprehensive loss.

As of December 31, 2025, the Company no longer had any warrants outstanding that were classified as liabilities. During the three months ended March 31, 2026, Customers Bank exercised the Series B Warrant and Series C Warrant on a cashless basis, resulting in the issuance of 30,366 shares of common stock. As a result of the exercise, the Series B Warrant and Series C Warrant are no longer outstanding.

The fair value of the warrant liabilities was determined based on significant inputs not observable in the market, which represents a “Level 3” measurement within the fair value hierarchy. Prior to the IPO, the fair values of the warrant liabilities were measured using the “hybrid method.” The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement included the fair value per share of the underlying shares of convertible preferred stock, the remaining contractual term of the warrants, and probability of number of shares the warrants will become exercisable into. The most significant assumption in the model impacting the fair value of the warrants was the fair value of the Company’s convertible preferred stock as of each remeasurement date. Subsequent to the IPO, the fair value of the warrant liabilities was measured using the Black-Scholes option pricing model.

There were no warrant liabilities outstanding as of or during the three months ended March 31, 2026. A summary of the changes in the total fair value of the warrant liabilities for the three months ended March 31, 2025, is as follows:

(in thousands)	Warrant Liabilities
Fair value as of December 31, 2024	$457
Change in fair value of warrant liabilities	33
Fair value as of March 31, 2025	$490

Comprehensive Loss

Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders. For the three months ended March 31, 2026 and 2025, the Company had no other comprehensive loss items and accordingly, "net loss" equaled "comprehensive loss."

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Financial Instruments - Credit Losses - In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This ASU provides entities with the option to elect a practical expedient that assumes that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. The adoption of ASU 2025-05 did not have a material impact on the Company's financial statements.

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

Derivatives and Share-Based Consideration from a Customer - In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract ("ASU 2025-07"). This ASU provides for a new scope exception to the derivatives guidance for underlyings based on the operations or activities specific to one of the parties to the contract, and also clarifies that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company's right to receive or retain the share-based noncash consideration is unconditional as defined in ASU 2025-07. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard.

3. Balance Sheet Account Detail

The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:

Property and Equipment, Net

The components of “property and equipment, net” as of March 31, 2026 and December 31, 2025 are as follows:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Office equipment	$677	$671
Furniture and fixtures	144	144
Leasehold improvements	355	355
Construction in progress	726	524
Software	319	319
Total	2,221	2,013
Less: accumulated depreciation	(624)	(526)
Property and equipment, net	$1,597	$1,487

“Depreciation expense” for the three months ended March 31, 2026 and 2025 was $0.1 million and less than $0.1 million, respectively. The Company has not recognized any impairment loss for any long-lived assets for the three months ended March 31, 2026 and 2025.

Accrued Liabilities

The components of “accrued liabilities” as of March 31, 2026 and December 31, 2025 are as follows:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Accrued sales agent commissions	$1,858	$1,793
Accrued clinical studies	216	291
Liability associated with stock option exercises prior to vesting	60	70
Accrued professional fees	600	560
Other accrued expenses	468	573
Total accrued liabilities	$3,202	$3,287

4. Debt

Customers Bank Credit Facility

In December 2022, the Company entered into a loan and security agreement with Signature Bank, which was subsequently succeeded by Customers Bank, (the “Customers Loan Agreement”). Under various amendments to the Customers Loan Agreement, the Company issued the lender a warrant that was exercisable for up to 58,420 shares of Series B convertible preferred stock at an exercise price of $6.93 per share (the “Series B Warrant”) and a warrant that was exercisable for up to 20,375 shares of Series C convertible preferred stock at an exercise price of $10.74 per share (“Series C Warrant”). The number of shares exercisable under the Series B Warrant and Series C Warrant were subject to certain revenue and debt draw milestones. In connection with the close of the Company's IPO on July 24, 2025, all of the outstanding shares of convertible preferred stock were converted into common stock. As a result, the warrants to purchase convertible preferred stock became exercisable into shares of common stock. Refer to Note 2 for additional information regarding the reclassification of certain warrants from liability classified to equity classified during the year ended December 31, 2025 as well as the exercise of the Series B Warrant and Series C Warrant during the three months ended March 31, 2026.

On October 29, 2025, the Company amended the Customers Loan Agreement (the “Fifth Amendment”) to expand the credit facility to include (i) a term loan in the principal amount of up to $50.0 million (the “Term Loan”), $17.5 million of which is contingent upon the achievement of requisite revenue milestones, and (ii) a $10.0 million non-formula revolving line of credit (the “Non-Formula Revolving Line”), provided that the aggregate borrowings under the Term Loan and the Non-Formula Revolving Line may not exceed $50.0 million.

The maturity date of the Term Loan was extended to October 15, 2030, with an interest-only period through October 15, 2027, followed by principal repayment over 36 months thereafter. Upon achievement of a certain revenue milestone, the interest-only period and repayment terms of the Term Loan may be extended through April 15, 2028 followed by principal repayment over 30 months, and upon achievement of an additional revenue milestone, may be further extended through October 15, 2028, followed by principal repayment over 24 months thereafter. The Non-Formula Revolving Line will mature on October 15, 2028. The applicable per annum interest rate did not change as a result of the Fifth Amendment and remains as the greater of (a) WSJ Prime Rate + 0.25% or (b) 5.25%, and resulted in a 7.00% interest rate as of March 31, 2026.

On December 23, 2025, the Company amended the Customers Loan Agreement (the “Sixth Amendment”) to permit the Company to maintain certain limited deposit accounts outside of Customers Bank. No other terms of the Customers Loan Agreement were affected by the Sixth Amendment.

The Fifth and Sixth Amendments were accounted for as debt modifications with no gain or loss recognized. The carrying value of amounts outstanding under the Customers Loan Agreement approximates its fair value as of March 31, 2026. The fair value of the Term Loan is classified as a Level 2 measurement as it is based on observable market inputs, including interest rates charged for similar financial instruments with comparable terms and maturities.

As of March 31, 2026, $15.6 million of principal was outstanding under the Term Loan that will mature on October 15, 2030 and there were no borrowings outstanding under the Non-Formula Revolving Line. As of March 31, 2026, an aggregate $26.9 million remained available for borrowing under the Term Loan and the Non-Formula Revolving Line, net of amounts outstanding of $15.6 million. The Company was in compliance with all applicable Customers Loan Agreement covenants.

Interest expense on the Customers Loan Agreement was $0.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. Of these amounts, less than $0.1 million and $0.1 million were related to amortization of the debt discount and issuance costs for the three months ended March 31, 2026 and 2025, respectively. The effective interest rate was 7.60% as of March 31, 2026.

The following table summarizes contractual principal payments as of March 31, 2026:

Year ending December 31,	(in thousands)
Remainder of 2026	$—
2027	868
2028	5,208
2029	5,208
2030	4,341
Total future principal payments	15,625
Unamortized issuance costs	(261)
Total term loan, net	$15,364

5. Common Stock

In accordance with the Company’s Amended and Restated Certificate of Incorporation dated July 24, 2025, the Company is authorized to issue two classes of capital stock—common stock and preferred stock. The Company shall have authority to issue 600,000,000 shares of common stock with par value of $0.00001 per share and 10,000,000 shares of preferred stock with par value of $0.00001 per share. As of March 31, 2026, the Company does not have any issued or outstanding shares of preferred stock.

Common stock reserved for future issuance as of March 31, 2026, consisted of the following:

As of March 31, 2026
Common stock options outstanding	2,525,651
RSUs outstanding	886,397
PSUs outstanding (1)	666,728
Shares available for future issuance under the 2025 Plan	2,291,352
Shares available for future issuance under the 2025 Employee Stock Purchase Plan	665,391
Total common stock reserved for future issuance	7,035,519

(1) Performance stock units ("PSUs") are presented at the maximum 200% of target. Actual shares issued for PSUs may range from 0% to 200% of target based on achievement of applicable revenue performance and share price performance (see Note 6).

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

6. Stock-Based Compensation

In September 2019, the Company adopted the Carlsmed, Inc. 2019 Stock Incentive Plan, which was subsequently amended, most recently in January 2025 (the “2019 Plan”). The 2019 Plan is administered by the Company’s board of directors (the “Board of Directors”). On July 10, 2025, the Board of Directors adopted, and the Company’s stockholders approved, the Carlsmed, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which became effective on July 21, 2025. The 2025 Plan replaced the 2019 Plan, as the Board of Directors determined to not make additional grants under the 2019 Plan following the closing of the IPO. However, the 2019 Plan will continue to govern outstanding equity awards granted under the 2019 Plan. The 2025 Plan allows the Company to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards. As of March 31, 2026, there were 2,291,352 remaining shares available for issuance pursuant to the 2025 Plan.

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

The 2019 Plan allows for the exercise of certain stock option grants prior to vesting (“early exercise”), with such grants approved by the Board of Directors. For these awards, in the event of employee termination, the Company has the right, but not the obligation, to repurchase the portion of unvested stock at the lower of the exercise price or the then-current fair value. A liability is recorded within “accrued liabilities” on the accompanying condensed balance sheets that is equal to the cash received for these early exercises, and this liability is reduced as vesting occurs. Unvested shares that have been early exercised are reflected in “common shares issued” but excluded from “common shares outstanding” on the accompanying condensed financial statements. As of March 31, 2026, 50,777 shares of early exercised stock options were outstanding, representing an early exercise liability of $0.1 million. As of December 31, 2025, 59,738 shares of early exercised stock options were outstanding, representing an early exercise liability of $0.1 million.

RSUs granted typically have three-year vesting schedules and the related expense is recognized in the accompanying statements of operations and comprehensive loss on a straight-line basis over each award’s vesting period.

PSUs granted vest based on the achievement of performance or market conditions, subject to continuous service through the applicable vesting date, and the related expense is recognized in the accompanying condensed statements of operations and comprehensive loss over each award's requisite service period. For awards with performance conditions, compensation cost is recognized for the level of achievement of the performance condition that is considered probable, while awards with market conditions, compensation cost is recognized regardless of whether the market condition is ultimately achieved.

Stock Options

The following summarizes stock option activity for the Company for the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	3,151,787	$6.26	8.3	$21,526
Granted	34,645	12.46
Exercised	(537,669)	0.81
Forfeited	(123,112)	8.56
Outstanding at March 31, 2026	2,525,651	$7.39	8.6	$9,453
Vested and Exercisable at March 31, 2026	800,234	$3.86	7.2	$4,329

The weighted average grant date fair value of options granted during the three months ended March 31, 2026 and 2025 was $6.23 and $2.12 per share, respectively. The total fair value of options that vested during the three months ended March 31, 2026 and 2025 was $0.6 million and $0.1 million, respectively, based on the grant date fair value.

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $6.5 million and $1.7 million, respectively.

The Company recorded stock-based compensation expense for stock options of $0.6 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $7.6 million of unrecognized compensation for unvested stock options and the weighted-average period over which this remaining compensation cost will be recognized is 2.8 years.

The grant date fair value of the options is determined using an option pricing model. The assumptions that were used in estimating the grant date fair value of stock options under the option pricing method for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Expected stock price volatility (1)	50.4%	43.7%
Risk-free interest rate (2)	3.63%	4.41%
Expected annual dividend yield (3)	0.0%	0.0%
Expected term (years) (4)	5.50	5.99

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

Restricted Stock Units

The Company did not have any RSUs granted or outstanding during the three months ended March 31, 2025.

The following summarizes the RSU activity for the Company for the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2025	69,332	$15.00
Granted	836,105	$12.82
Forfeited	(19,040)	$12.84
Non-vested - March 31, 2026	886,397	$12.99

The Company recorded stock-based compensation expense for RSUs of $0.7 million for the three months ended March 31, 2026. As of March 31, 2026, there was $10.7 million of unrecognized compensation for unvested RSUs, and the weighted-average period over which this remaining compensation cost will be recognized is 2.8 years.

Performance Stock Units

During the three months ended March 31, 2025, the Company granted 112,478 PSUs to an employee that have a contractual term of four years and vest upon the satisfaction of performance, market, and service conditions. The performance conditions required either (1) the completion of an initial public offering where the Company’s stock is listed on an established stock exchange or (2) the occurrence of a corporate transaction, such as a merger, acquisition, or similar liquidity event. The market condition is based on the achievement of share price targets following the completion of an initial public offering or on the date of a corporate transaction. The service condition requires the employee to provide continued service through the achievement of both the performance and market conditions. The grant date fair value of such PSUs was determined using a Monte Carlo simulation methodology, which takes into consideration the probability of achievement of the market conditions.

Expense for the PSUs began on the grant date and is recognized over the derived requisite service period of the award. However, no compensation expense was recognized until the performance-based vesting condition was probable of being achieved. Accordingly, no compensation expense was recognized during the three months ended March 31, 2025 as the performance condition was not probable of being achieved. On July 24, 2025, the Company completed its IPO, satisfying the performance condition of the PSUs. Consequently, compensation expense has been recognized proportionally for the completed portion of the requisite service period up to the IPO. The remaining unrecognized expense will be amortized over the remaining derived requisite service period associated with the market condition, regardless of whether the market condition is ultimately satisfied.

During the three months ended March 31, 2026, the Company granted PSUs under the 2025 Plan that vest based on the achievement of performance or market conditions, subject to continued service through the applicable vesting date. The PSUs are comprised of (i) Revenue-Based PSUs, which vest based on the achievement of specified annual revenue targets and continued service through January 1, 2028, and (ii) TSR-Based PSUs, which vest based on the Company’s total shareholder return relative to the S&P Healthcare Equipment Select Industry Index over a three-year performance period ending December 31, 2028, with continued service required through January 1, 2029. Payouts for both the Revenue-Based PSUs and TSR-Based PSUs range from 0% to 200% of target depending on achievement of the applicable vesting conditions.

The grant-date fair value of the Revenue-Based PSUs is based on the underlying stock price on the grant date. The grant-date fair value of the TSR-Based PSUs was determined using a Monte Carlo simulation and was determined based on significant inputs not observable in the market, which represents a “Level 3” measurement within the fair value hierarchy. The significant inputs are listed below:

TSR-Based PSUs Granted January 2026 - Monte Carlo Simulation Model
Stock price - on grant date	$12.84
Risk-free rate	3.65%
Expetected term	2.9 years
Equity volatility rate	55%

The following summarizes the PSU activity for the Company for the three months ended March 31, 2026:

	Number of PSUs (1)	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2025	112,478	$3.14
Granted	554,250	$11.57
Non-vested - March 31, 2026	666,728	$10.15

(1)
PSUs are presented at the maximum 200% of target. Actual shares issued for PSUs may range from 0% to 200% of target based on achievement of applicable performance and market conditions.

The Company recorded stock-based compensation expense for PSUs of $0.3 million for the three months ended March 31, 2026. As of March 31, 2026, there was $4.2 million of unrecognized compensation for unvested PSUs, and the weighted-average period over which this remaining compensation cost will be recognized is 2.3 years.

Stock-based Compensation Cost

The compensation cost that has been included in the Company’s condensed statements of operations and comprehensive loss for all stock-based compensation arrangements is detailed as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
General and administrative	$744	$72
Research and development	508	57
Sales and marketing	360	46
Cost of sales	17	—
Total	$1,629	$175

7. Convertible Preferred Stock

In January 2025, the Company issued a total of 1,117,743 shares of Series C convertible preferred stock at a price of $10.74 per share for gross cash proceeds of $12.0 million. The January 2025 issuance of Series C convertible preferred stock was completed below the fair value of the shares as of the issuance date. The Company recorded the excess of fair value over the issuance price as a “deemed dividend” within additional paid-in-capital (“APIC”) in the amount of $0.6 million. The deemed dividend reflects the distribution of value from common stockholders to preferred stockholders due to the implicit discount on these shares issued in January 2025. Since the Company remained in an accumulated deficit position at the issuance date, this deemed dividend was recorded directly to APIC rather than retained earnings.

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

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share as of March 31, 2026 and 2025:

	As of March 31,
	2026	2025
Common stock options outstanding (1)	2,525,651	2,156,512
Convertible preferred stock (common stock equivalent) (2)	—	15,245,731
RSUs outstanding (3)	886,397
PSUs outstanding (4)	666,728	112,478
Series B Warrant (5)	—	58,420
Series C Warrant (5)	—	20,375
SVB Common Stock Warrant (6)	—	25,863
Total	4,078,776	17,619,379

(1)
800,234 stock options vested and exercisable as of March 31, 2026.
(2)
Convertible preferred stock was eligible to convert to common stock on a 1:1 basis upon the holder’s election or upon a Deemed Liquidation Event. Convertible preferred stock was converted into common stock on the IPO (see Note 7).
(3)
No RSUs are vested as of March 31, 2026.
(4)
No PSUs are vested as of March 31, 2026. PSUs are presented at the maximum 200% of target. Actual shares issued for PSUs may range from 0% to 200% of target based on achievement of applicable performance and market conditions (see Note 6).
(5)
On March 4, 2026, the Series B and Series C Warrant were exercised (see Note 2).
(6)
On August 14, 2025, the SVB Common Stock Warrant was exercised (see Note 5).

9. Commitments and Contingencies

Legal Matters

The Company from time to time is involved in legal matters incidental to the conduct of its business. In the opinion of management, there are no claims outstanding that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Operating Lease

In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of March 31, 2026, the Company had two active operating leases for a combined 23,000 square feet of administrative, engineering, and research and development space located in Carlsbad, California.

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

On May 15, 2025, the Company entered into a second amendment to its original lease agreement, which modified the lease terms to lease an additional suite comprising an additional 7,000 square feet of space with an expiration date of June 30, 2028. The May 2025 lease modification was accounted for as a separate contract. The Company used its incremental borrowing rate at the lease modification date of 7.62% in determining the discount rate utilized to present value the future minimum lease payments since an implicit interest rate in the lease agreement was not determinable. This lease was further amended in April 2026 will provide an additional net 18,000 square feet and extended the lease term to June 30, 2031.

Total lease expenses for the three months ended March 31, 2026 and 2025 were $0.2 million and $0.1 million, respectively.

The Company’s real estate taxes, insurance costs, and common area maintenance, are included in monthly rent and not separately itemized. Rent expense is allocated to cost of sales, research and development, sales and marketing, and general and administrative expenses in the accompanying condensed statements of operations and comprehensive loss.

The weighted-average lease terms and discount rates are as follows:

	As of March 31, 2026	As of December 31, 2025
Weighted-average remaining lease term	2.25	2.50
Weighted-average discount rate	8.63%	8.63%

The aggregate future minimum lease payments under this lease as of March 31, 2026, are as follows:

(in thousands)
Year ending December 31,	Payments
Remainder of 2026	$677
2027	926
2028	472
Total undiscounted lease payments	$2,075
Less: imputed interest	(184)
Present value of future lease payments	$1,891
Short-term operating lease liabilities	776
Long-term operating lease liabilities	1,115
Total operating lease liabilities	$1,891

The operating cash outflows included in the measurement of the operating lease liabilities was $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

10. Segment Reporting

The following table provides the operating financial results of the Company’s single reportable segment. It includes the significant expense categories regularly provided to the Company’s "chief operating decision maker", its Chief Executive Officer, computed under GAAP and reconciled to the Company’s total “net loss” as presented in the Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$16,116	$10,189

Less:
Cost of sales	3,691	2,553
Selling expenses	7,885	5,014
Marketing expenses	1,490	932
Product and software development costs	3,076	1,480
Clinical, medical, and regulatory expenses	1,347	1,021
Other segment expenses*	7,903	4,908
Interest expense	311	357
Interest income	(891)	(380)
Change in fair value of warrant liabilities	—	33
Net loss	$(8,696)	$(5,729)

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

The Company did not record income tax expense for the three months ended March 31, 2026 and 2025. The Company maintains a full valuation allowance on its net deferred tax assets, as it is more likely-than-not that it will not be monetized through offsetting future taxable income.

There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2026 and 2025. The Company did not have any interest or penalties related to its uncertain tax positions for the three months ended March 31, 2026 and 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this discussion and analysis in conjunction with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in our Annual Report on Form 10-K. Unless the context otherwise requires, references to “Carlsmed,” the “Company,” “we,” “us,” and “our” refer to Carlsmed, Inc., a Delaware corporation. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Annual Report on Form 10-K. See the section titled “Special Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Company Summary

We are a medical technology company pioneering AI-enabled personalized spine surgery solutions with a mission to improve outcomes and decrease the cost of healthcare for spine surgery and beyond.

Our technology is powered by AI-enabled, outcome-based algorithms that provide personalized surgical plans for spine fusion. The surgical kit delivered to customers includes aprevo interbody implants for a custom vertebral fit for each patient’s unique pathology and vertebral bone topography, and single-use surgical instruments. The aprevo Technology Platform supports surgeons in achieving proper spinal alignment as they seek to improve surgical outcomes for patients with degenerative disc disease (“DDD”), including spinal deformity conditions.

We market the aprevo Technology Platform to surgeons, hospitals and ambulatory surgical centers in the United States through a combination of our direct sales team and independent sales agents. Our direct sales team consists of Area Vice Presidents, Sales Directors, Account Managers, and Strategic and National Account leadership, who are primarily responsible for promoting our platform to surgeons, supporting digital file exchange and other connectivity between our Company and hospitals, and working with customers to secure required approvals for our products. Our direct sales team is also responsible for recruiting independent sales agents who cover each aprevo surgery in the operating room.

Since we began commercializing the aprevo Technology Platform in 2021, we have experienced sequential quarterly and annual revenue growth from its rapid commercial adoption. For the three months ended March 31, 2026 and 2025, we recognized revenue of $16.1 million and $10.2 million, respectively, representing period-over-period growth of 58.2%.

Our business model depends on our ability to timely deliver the aprevo Technology Platform to allow surgeons to maintain surgical schedules for their patients. In November 2024, we launched our enhanced digital production system (“DPS”) that enabled a reduction in our manufacturing time of 10 business days from surgeons' approvals of the digital surgical plans. Beginning in February 2026, this lead time was further reduced to six business days. Our medical devices are manufactured to our specifications by contract manufacturing organizations (“CMOs”) who meet our manufacturer qualification standards.

Initial Public Offering

On July 24, 2025, we completed our initial public offering of 6,700,000 shares of our common stock, at a price to the public of $15.00 per share (the “IPO”). We received net proceeds of $93.5 million from the IPO, after deducting underwriting discounts and commissions and before additional offering expenses of $5.4 million paid by us.

Regulatory Overview

aprevo Lumbar

In July 2020, the U.S. Food and Drug Administration (“FDA”) awarded us a Breakthrough Device Designation, indicating that aprevo lumbar interbody implants are likely to provide a more effective treatment than the use of stock implants. In December 2020, the FDA, through its 510(k) regulatory clearance pathway, cleared our aprevo interbody implants for lumbar fusions to correct adult spinal deformity (“ASD”). After FDA clearance, we commenced the limited clinical release of the aprevo Technology Platform, with the first U.S. aprevo patient procedure completed in February 2021. In August 2022, the FDA, through its 510(k) regulatory clearance pathway, cleared the aprevo Technology Platform for the treatment of patients with several degenerative conditions of the lumbar spine.

aprevo Cervical

In September 2023, the FDA granted us a Breakthrough Device Designation for aprevo in cervical spine fusion. In November 2024, we received FDA 510(k) clearance for our aprevo Technology Platform for cervical spine fusion surgery. In July 2025, the first aprevo cervical procedure was successfully completed at UC San Diego Health and we commercially launched aprevo Cervical in December 2025.

Key Factors Affecting Our Results of Operations and Performance

Our financial performance has been driven by the following key factors that we believe will persist for the foreseeable future. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth. Our ability to successfully address the factors below is subject to various risks and uncertainties.

Market Adoption and Clinical Evidence

Since its full commercial launch in October 2021, the aprevo Technology Platform for spine fusion surgery has been used to treat more than 3,700 patients through March 31, 2026. We estimate there are approximately 4,000 spine surgeons across the United States whose patients could benefit from using our platform. As of March 31, 2026, we had an increase of over 60% of trained surgeon users on the aprevo Technology Platform that have completed one or more aprevo procedures as compared to March 31, 2025.

Over time, we expect to meaningfully grow the base of surgeons using the aprevo Technology Platform and its penetration with existing surgeon users. To achieve this, we plan to grow our commercial infrastructure and expand various sales and marketing initiatives, including supporting medical education programs, surgeon fellowships, and surgeon training at top academic institutions.

We are also committed to building upon our strong foundation of clinical evidence demonstrating the efficacy of our aprevo Technology Platform. Clinical data publications are important tools for surgeon education and patient awareness of the potential significant benefits of our personalized solution as compared to stock implants.

Our COMPASS Registry is generating ongoing real-world evidence of patient outcomes from lumbar spine surgery with the aprevo Technology Platform. For example, a study on 90 COMPASS patients with DDD published at the 2025 Congress of Neurological Surgeons meeting demonstrated that aprevo significantly improved restoration of distal lumbar lordosis with zero revision surgeries for adjacent segment disease at 20-month median follow-up.

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

In November 2024, we received FDA 510(k) clearance for our aprevo interbody implants for cervical spine fusion surgery as part of the FDA-cleared aprevo Technology Platform and commenced commercialization in December 2025. Also in December 2025, we received FDA 510(k) clearance for our accompanying personalized cervical plating solutions as part of the aprevo cervical platform. In February 2026, we completed the first personalized plating procedure using the corra Cervical Plating System at the University of California San Francisco and are planning for its full commercial launch by December 2026. We expect to drive adoption of the aprevo cervical indication with our existing base of surgeons who are actively using the aprevo Technology Platform for lumbar spine fusion surgeries.

In February 2026, as part of a limited market evaluation, we announced the successful completion of the first aprevo bi-lateral posterior lumbar spine surgery procedure at the University of Colorado Hospital in Denver, Colorado. The addition of aprevo bi-lateral expands our lumbar offering across multiple spinal fusion techniques and integrates seamlessly with our broader aprevo platform technology. The full commercial launch of aprevo bi-lateral is planned for the fourth quarter of 2026.

We also believe that our platform technology has the potential to be utilized across various spinal indications and disease states such as cervical corpectomy and cervical disc arthroplasty. Additional FDA clearances/approvals would be required for these or any other new indications.

Hospital Inpatient and Outpatient Reimbursement

Future changes in the level of reimbursement that hospitals and outpatient facilities receive from payors for lumbar and cervical fusion surgical procedures could have a significant impact on our results of operations. The level of payors' reimbursement for procedures using our aprevo Technology Platform depends substantially on our continued ability to generate clinical evidence, garner support from key opinion leaders, and gain advocacy for patient access to our technology with Centers for Medicare & Medicaid Services ("CMS") and commercial payors.

aprevo® Lumbar

Procedures using our aprevo Technology Platform are covered by Medicare, Medicare Advantage, and commercial payors. For the three months ended March 31, 2026, we estimate that our hospital customers’ payor mix consisted of approximately 44% for commercial insurance and 56% for both Medicare and Medicare Advantage insurance. Effective October 2024, CMS adopted a new MS-DRG coding system which reassigns MS-DRG codes for certain lumbar spine fusion procedures when “custom-made anatomically designed interbody fusion devices” (such as our aprevo Technology Platform) are utilized. This provides additional reimbursement for our hospital customers, compared to the reimbursement for fusion procedures that use stock implants. We believe this, among other factors, will support our customers' continued demand for use of our technology in lumbar spine fusion surgeries.

The Fiscal Year 2027 Inpatient Prospective Payment System (IPPS) proposal was released by CMS on April 10, 2026. The proposal includes updated assignment of lumbar spine fusion procedures utilizing aprevo to three new MS-DRG codes: 523, 524, or 525, rather than current coding in the 400 DRG series. If finalized as proposed, we believe this represents Medicare’s validation of our platform’s clinical and economic value and if implemented, could drive enhanced market adoption with additional reimbursement clarity for our customers. This rule remains preliminary and we anticipate the final rule to be published prior to becoming effective on October 1, 2026.

aprevo® Cervical

Inpatient Procedures

We believe Medicare-aged patients receiving multi-level anterior cervical discectomy and fusion (ACDF) surgeries are uniquely addressed by aprevo cervical. Based on our internal data, a majority of these procedures are performed in an inpatient setting. Effective October 1, 2025, qualifying cervical fusion procedures utilizing aprevo personalized interbody implants for traditional Medicare beneficiaries are eligible for New Technology Add-on Payments ("NTAP") from CMS. The NTAP program provides additional reimbursement to hospitals that use designated new medical technologies in the first few years of market introduction. These new technologies must demonstrate significant clinical improvement in the diagnosis or treatment of Medicare beneficiaries compared to existing alternatives or be designated by the FDA as Breakthrough technology. CMS created unique ICD-10-PCS codes to identify cervical fusion procedures using "custom made anatomically designed interbody fusion devices" such as our aprevo Technology Platform. Reimbursement claims submitted with these unique ICD-10-PCS procedure codes may qualify hospitals for up to an additional $21,125 in NTAP reimbursement for eligible inpatient procedures.

Outpatient Procedures

aprevo cervical currently has the same payor reimbursement methodology as stock interbody implants for hospital outpatient departments and ambulatory surgery centers. Our requested Transitional Pass-Through (“TPT”) payment for aprevo cervical in outpatient settings was not approved by CMS in its November 2025 Outpatient Prospective Payment System (OPPS) Final Rule, despite our analysis and documentation for its qualification. We will continue to explore opportunities with CMS for various pathways including TPT and New Technology Ambulatory Payment Classification (APC) to appropriately reimburse our customers' costs of providing the aprevo Technology Platform in outpatient cervical fusion procedures.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (i.e., salaries, commissions, bonuses, stock-based compensation expense, benefits, and travel), independent sales agent commissions, costs associated with generic surgical instruments we may provide to our independent sales agents, various digital and print initiatives to increase market awareness of our product and technology, conference and trade show fees, shipping costs, consulting fees, and medical education expenses.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (i.e., salaries, bonuses, stock-based compensation expense, and benefits) for executive, legal, finance, corporate information technology and human resources roles. Other significant costs include legal fees relating to intellectual property and corporate matters, consultant and professional fees, insurance, bad debt expenses, and facility-related costs. We recognize general and administrative expenses in the periods in which they are incurred. We anticipate that our general and administrative expenses will increase in the future to support our anticipated business growth as a publicly traded company. These increased costs include accounting, audit, legal, regulatory, tax, insurance, investor relations, and compliance with exchange listing and SEC requirements. While we expect general and administrative expenses to continue to increase in absolute value, we expect that these costs will decrease as a percentage of revenue over time.

Interest Expense

Interest expense consists of interest coupon payments and non-cash amortization of debt issuance costs as part of the Customers Loan Agreement.

Interest Income

Interest income is attributable to bank interest on our cash and cash equivalents and interest earned on our short-term investments in certificates of deposit.

Change in Fair Value of Warrant Liabilities

Prior to the closing of the IPO on July 24, 2025, we had issued warrants for the purchase of our convertible preferred stock in conjunction with the loan and security agreement with Customers Bank (the “Customers Loan Agreement”). On the closing of the IPO, all warrants issued to Customers Bank under the Customers Loan Agreement became exercisable into common stock, with certain warrants continuing to be classified as liabilities. Upon the execution of the Fifth Amendment to the Customers Loan Agreement on October 29, 2025, there were no warrants that remained classified as liabilities as a result of the cancellation of 15,831 shares of common stock that were exercisable contingent on loan draw milestones. We accounted for these liability-classified warrants, initially measured at fair value, in accordance with ASC Topic 480. Changes in fair value of warrant liabilities have been recognized in the statements of operations and comprehensive loss. During the three months ended March 31, 2026, Customers Bank exercised the warrants on a cashless basis, resulting in the issuance of 30,366 shares of common stock. As a result of the exercise, the warrants are no longer outstanding. See Note 2—Summary of Significant Accounting Policies in the notes to our unaudited condensed financial statements for information regarding the Series B Warrant and the Series C Warrant in connection with the Customers Loan Agreement.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following tables set forth our results of operations, variances versus the prior period, and percentage of revenue for each presented caption. The period-to-period comparison is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,		$	%	Percentage of Revenue
	2026	2025	Change	Change	2026	2025
(in thousands, except percentages)
Revenue	$16,116	$10,189	$5,927	58.2%	100.0%	100.0%
Cost of sales	3,691	2,553	1,138	44.6%	22.9	25.1
Gross profit	12,425	7,636	4,789	62.7%	77.1	74.9
Operating expenses:
Research and development	5,178	3,150	2,028	64.4%	32.1	30.9
Sales and marketing	10,297	6,739	3,558	52.8%	63.9	66.1
General and administrative	6,226	3,466	2,760	79.6%	38.7	34.0
Total operating expenses	21,701	13,355	8,346	62.5%	134.7	131.1
Loss from operations	(9,276)	(5,719)	(3,557)	62.2%	(57.6)	(56.1)
Other income (expense):
Interest expense	(311)	(357)	46	(12.9)%	(1.9)	(3.5)
Interest income	891	380	511	134.5%	5.5	3.7
Change in fair value of warrant liabilities	—	(33)	33	(100.0)%	—	(0.3)
Total other income (expense), net	580	(10)	590	(5,900.0)%	3.6	(0.1)
Net loss and comprehensive loss	$(8,696)	$(5,729)	$(2,967)	51.8%	(54.0)%	(56.2)%

Revenue

Revenue was $16.1 million and $10.2 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $5.9 million, or 58.2%, was primarily driven by increased volume of surgical procedures with the aprevo Technology Platform in the current quarter, with our average revenue per procedure substantially constant between these periods.

Cost of Sales and Gross Margin

Cost of sales was $3.7 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $1.1 million, or 44.6%, was primarily driven by increased unit sales of the aprevo Technology Platform for the three months ended March 31, 2026 , as compared to the three months ended March 31, 2025.

Gross margin was 77.1% for the three months ended March 31, 2026, as compared to 74.9% for the three months ended March 31, 2025 with cost improvements per unit primarily due to production fees charged by our contract manufacturer.

Research and Development Expenses

Research and development expenses were $5.2 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $2.0 million, or 64.4%, was primarily due to higher personnel costs to support product development and surgical planning AI initiatives.

Sales and Marketing Expenses

Sales and marketing expenses were $10.3 million and $6.7 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $3.6 million, or 52.8%, was primarily driven by a $1.5 million increase in personnel-related costs (including increased headcount, sales compensation and bonuses, and stock-based compensation), a $0.9 million increase in commissions to independent sales agents as part of sales growth, and a $0.6 million increase in various marketing costs.

General and Administrative Expenses

General and administrative expenses were $6.2 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $2.8 million, or 79.6%, was primarily driven by a $1.6 million increase in personnel-related costs to support business growth and compliance and operational requirements as a public company, a $0.4 million increase in provision for credit losses, and a $0.3 million increase in professional service and legal fees for corporate and intellectual property matters.

Interest Expense

Interest expense was $0.3 million and $0.4 million as of the three months ended March 31, 2026 and 2025, respectively, as part of our credit facility with $15.6 million principal outstanding.

Interest Income

Interest income was $0.9 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $0.5 million, or 134.5%, was due to an increase in bank interest on our higher daily average cash and cash equivalent balances resulting from the proceeds from our IPO in July 2025 and from purchases of short-term investments.

Change in Fair Value of Warrant Liabilities

There was no change in fair value of warrant liabilities during the three months ended March 31, 2026 compared to a less than $0.1 million increase during the three months ended March 31, 2025, as the Company had no warrant liabilities outstanding during the current period.

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

We define “EBITDA” as net income (loss), adjusted to exclude: (i) net interest income, (ii) income tax expense (benefit), (iii) depreciation expense from property and equipment, and (iv) amortization expense from long-lived assets We define “Adjusted EBITDA” as EBITDA adjusted to exclude stock-based compensation expense and change in fair value of warrant liabilities.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net loss for each of the periods indicated:

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
(in thousands, except percentages)
Net loss	$(8,696)	$(5,729)	$(2,967)	51.8%
Interest (income) expense	(580)	(23)	(557)	2,421.7%
Income taxes	—	—	—	—
Depreciation and amortization	99	40	59	147.5%
EBITDA	(9,177)	(5,712)	(3,465)	60.7%
Stock-based compensation	1,629	175	1,454	830.9%
Change in fair value of warrant liabilities	—	33	(33)	(100.0)%
Adjusted EBITDA	$(7,548)	$(5,504)	$(2,044)	37.1%

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception. We have historically financed operations primarily through the net proceeds that we have received from the sale of shares of our convertible preferred stock, borrowings under our debt facilities, and cash generated from the sales of aprevo interbody implants. On July 24, 2025, we completed our IPO and received $93.5 million in net proceeds, after deducting underwriting discounts and commissions and before additional offering expenses of $5.4 million paid by us. As of March 31, 2026, we had $97.1 million of cash, cash equivalents, restricted cash and short-term investments, $15.6 million of principal outstanding under our credit facility, and an accumulated deficit of $109.5 million.

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

Customers Loan Agreement

In December 2022, we entered into a loan and security agreement with Signature Bank, which was subsequently succeeded by Customers Bank (the “Customers Loan Agreement”). The Customers Loan Agreement, as amended, provides a credit facility to include (i) a term loan in the principal amount of up to $50.0 million (the “Term Loan”), $17.5 million of which is contingent upon the achievement of requisite revenue milestones, and (ii) a $10.0 million non-formula revolving line of credit (the “Non-Formula Revolving Line”), provided that the aggregate borrowings under the Term Loan and the Non-Formula Revolving Line may not exceed $50.0 million.

The maturity date of the Term Loan is October 15, 2030, with an interest-only period through October 15, 2027, followed by principal repayment over 36 months thereafter. Upon achievement of a certain revenue milestone, the interest-only period and repayment terms of the Term Loan may be extended through April 15, 2028 followed by principal repayment over 30 months, and upon achievement of an additional revenue milestone, may be further extended through October 15, 2028, followed by principal repayment over 24 months thereafter. The Non-Formula Revolving Line will mature on October 15, 2028. The applicable per annum interest rate is the greater of (a) WSJ Prime Rate + 0.25% or (b) 5.25%, which resulted in its 7.0% interest rate as of March 31, 2026.

As of March 31, 2026, $15.6 million of principal was outstanding under the Term Loan that will mature on October 15, 2030 and there were no borrowings outstanding under the Non-Formula Revolving Line. As of March 31, 2026, an aggregate $26.9 million remained available for borrowing under the Term Loan and Non-Formula Revolving Line, net of amounts outstanding. See Note 4—Debt in the accompanying notes to our unaudited condensed financial statements for additional information regarding this credit facility.

Future Funding Requirements

Based on our current operating plan, we believe our existing cash, cash equivalents and short-term investments, the expected cash generated from sales of our aprevo Technology Platform, and amounts currently available for future borrowings under our Customers Loan Agreement will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock.

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
▪
the availability of reimbursement for aprevo Technology Platform at acceptable reimbursement rates;
▪
the cost of manufacturing of aprevo Technology Platform, which may vary depending on the quantity of production and the terms of our agreements with manufacturers and other vendors;
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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Net cash provided by (used in):
Net cash flows used in operating activities	$(13,007)	$(8,155)
Net cash used in investing activities	$(206)	$(238)
Net cash flows provided by financing activities	$436	$11,700

Operating activities

For the three months ended March 31, 2026, net cash used in operating activities was $13.0 million. We received $14.8 million from our customers for sales of the aprevo Technology Platform in the three months ended March 31, 2026 and recognized $16.1 million of revenue, based on the timing of aprevo interbody implants use in surgical procedures in this period. Cash payments to vendors during the three months ended March 31, 2026 totaled $15.5 million and payroll-related cash payments totaled $12.3 million.

For the three months ended March 31, 2025, net cash used in operating activities was $8.2 million. We received $8.8 million from our customers for sales of the aprevo Technology Platform in the three months ended March 31, 2025 and recognized $10.2 million of revenue based on the timing of aprevo interbody implants use in surgical procedures in this period. Cash payments to vendors during the three months ended March 31, 2025 totaled $9.9 million and payroll-related cash payments totaled $7.0 million.

Investing activities

For the three months ended March 31, 2026, net cash used in investing activities was $0.2 million and consisted of purchases of property and equipment and capitalized internal use software costs.

For the three months ended March 31, 2025, net cash used in investing activities was $0.1 million and consisted primarily of purchases of property and equipment and capitalized internal use software costs.

Financing activities

For the three months ended March 31, 2026, net cash provided by financing activities was $0.4 million, consisting primarily proceeds from the exercise of stock options.

For the three months ended March 31, 2025, net cash provided by financing activities was $11.7 million, consisting primarily of net proceeds from the issuance of Series C convertible preferred stock of $11.9 million and proceeds from the exercise of stock options of $0.1 million. This was partially offset by payments for related offering costs of $0.4 million.

Contractual Obligations and Other Material Cash Commitments

Our contractual obligations as of March 31, 2026, include:

Debt

Total principal outstanding under the Customers Loan Agreement as of March 31, 2026, was $15.6 million under the Term Loan. The Term Loan matures on October 15, 2030, with an interest-only period through October 15, 2027, followed by principal repayment over 36 months thereafter. Upon achievement of certain revenue milestones, the interest-only period and repayment terms may be further extended to an interest-only period through April 15, 2028 followed by principal repayment over 30 months, and upon achievement of an additional milestone, may be further extended through October 15, 2028, followed by principal repayment over 24 months thereafter. The applicable per annum interest rate is the greater of (a) WSJ Prime Rate + 0.25% or (b) 5.25%.

Operating leases

As of March 31, 2026, contractual obligations for operating lease payments (substantially related to our Carlsbad, California office leases with lease terms to June 30, 2028) totaled $2.1 million and are due over 27 months after March 31, 2026.

Critical Accounting Policies and Significant Judgments and Estimates

In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section within our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our financial statements. There have been no material changes to our critical accounting policies from those previously disclosed in the Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosures controls were effective at a reasonable assurance level as of March 31, 2026.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For discussion regarding legal proceedings, please refer to “Note 9 – Commitments and Contingencies” in the accompanying notes to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, refer to the section entitled “Risk Factors” included in the Annual Report. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously described in the Annual Report. The matters specifically identified are not the only risks and uncertainties facing our company, and risks and uncertainties not known to us or not specifically identified also may impair our business operations. If any of these risks and uncertainties occur, our business, financial condition, results of operations and cash flows could be negatively affected, which could negatively impact the value of an investment in our company.

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

The net proceeds from our IPO have been used and will be used, together with our existing cash and cash equivalents: (i) to support the commercialization of the aprevo Technology Platform and expand and improve our product offerings, including to support our increased sales and marketing efforts, to fund our research and development activities to advance the aprevo Technology Platform, including the continued development of the aprevo Technology Platform for use in cervical spine fusion surgeries, and (ii) the remainder for working capital and general corporate purposes.

There has been no material change in the intended use of proceeds from our IPO as described in our IPO Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carlsmed, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated July 24, 2025 (File No. 001-42756)).
3.2	Amended and Restated Bylaws of Carlsmed, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated July 24, 2025 (File No. 001-42756)).
10.1	Form of PSU Award Agreement (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on February 25, 2026 (File No. 001-42756)).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLSMED, INC.

Date: May 5, 2026	By:	/s/ Michael Cordonnier
Michael Cordonnier
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Leonard Greenstein
Leonard Greenstein
Chief Financial Officer
(Principal Financial and Accounting Officer)