Form 10-Q
period 2026-06-30
CARLSMED, INC.
filed 2026-08-05
CIK 1794546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 27,302,743 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our ability to advance the aprevo Technology Platform, which consists of artificial intelligence (“AI”)-enabled software solutions, and interbody implants that we custom design for each patient’s unique pathology and vertebral bone topography, and single-use surgical instruments (the “aprevo Technology Platform”) and any potential future products through applicable regulatory approval processes;
•
our expectations regarding the timing of the full commercial launch of the corra cervical plating system (the “corra Cervical Plating System”) and other future offerings;
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
•
our relationships with, and the capabilities of, our suppliers;
•
the scope of protection we are able to establish, maintain and enforce intellectual property rights covering our products;
•
our ability to effectively manage our growth;
•
the increased expenses associated with being a public company;
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”);
•
estimates of our expenses, future revenue, capital requirements, our needs for additional financing, and our ability to obtain additional capital;
•
our future financial performance; and
•
those other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2026, and in periodic reports that we file with the SEC, and our reports to stockholders. These filings are available at www.sec.gov and on our website at https://www.carlsmed.com.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary

ii

significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

We own certain trademarks and trademark applications used in this Quarterly Report on Form 10-Q that are important to our business, including, among others, Carlsmed®, aprevo®, corra™, and myaprevo®. We also intend to apply for various trademarks that we use in connection with the operation of our business. This Quarterly Report on Form 10-Q may also contain trademarks, service marks, and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names, or products in this Quarterly Report on Form 10-Q is not intended to, and does not, imply a relationship with, or endorsement or sponsorship by, us. Solely for convenience, the trademarks, service marks, and trade names referred to in this Quarterly Report on Form 10-Q may appear without the “™,” “®,” or “SM” symbol, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks, and trade names.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CARLSMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except for share and par value amounts)

(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$46,244	$85,793
Restricted cash	100	100
Short-term investments	24,000	24,000
Marketable securities	18,980	—
Accounts receivable, net of allowances of $2,794 and $1,653, as of June 30, 2026 and December 31, 2025, respectively	13,775	11,362
Inventory	2,275	1,845
Prepaid expenses and other current assets	4,224	3,573
Total current assets	109,598	126,673
Property and equipment, net	2,400	1,487
Operating lease right-of-use assets	5,951	1,826
Other assets	253	134
Total assets	$118,202	$130,120

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,704	$4,481
Accrued liabilities	4,113	3,287
Accrued compensation	3,877	5,760
Short-term operating lease liabilities	703	752
Total current liabilities	12,397	14,280
Long-term portion of term loan, net	15,382	15,346
Long-term operating lease liabilities	5,832	1,316
Other long-term liabilities	345	309
Total liabilities	33,956	31,251
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 600,000,000 shares authorized, 27,267,575 shares issued, and 27,225,759 shares outstanding as of June 30, 2026; 600,000,000 shares authorized, 26,664,243 shares issued, and 26,604,505 shares outstanding as of December 31, 2025	—	—
Additional paid-in capital	204,274	199,674
Accumulated deficit	(120,011)	(100,805)
Accumulated other comprehensive loss	(17)	—
Total stockholders’ equity	84,246	98,869
Total liabilities and stockholders’ equity	$118,202	$130,120

The accompanying notes are an integral part of these Condensed Financial Statements.

CARLSMED, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$18,940	$12,083	$35,056	$22,272
Cost of sales	4,398	3,214	8,089	5,767
Gross profit	14,542	8,869	26,967	16,505
Operating expenses:
Research and development	6,040	4,160	11,218	7,310
Sales and marketing	11,920	7,869	22,217	14,608
General and administrative	7,618	3,342	13,844	6,808
Total operating expenses	25,578	15,371	47,279	28,726
Loss from operations	(11,036)	(6,502)	(20,312)	(12,221)
Other income (expense):
Interest expense	(313)	(363)	(624)	(720)
Interest income	839	336	1,730	716
Change in fair value of warrant liabilities	—	(237)	—	(270)
Total other income (expense), net	526	(264)	1,106	(274)
Net loss	(10,510)	(6,766)	(19,206)	(12,495)
Deemed dividend to preferred stockholders	—	—	—	(584)
Net loss attributable to common stockholders	$(10,510)	$(6,766)	$(19,206)	$(13,079)

Net loss	$(10,510)	$(6,766)	$(19,206)	$(12,495)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	(17)	—	(17)	—
Total other comprehensive loss	(17)	—	(17)	—
Total comprehensive loss	$(10,527)	$(6,766)	$(19,223)	$(12,495)

Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(1.47)	$(0.71)	$(2.94)
Weighted-average number of common shares used to compute basic and diluted net loss per share	27,190,765	4,589,717	27,003,868	4,445,384

The accompanying notes are an integral part of these Condensed Financial Statements.

CARLSMED, INC.

CONDENSED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity (Deficit)
Balance as of December 31, 2024	4,902,814	$13,578	4,335,051	$29,801	4,890,123	$52,847	4,139,219	$—	$541	$(71,171)	$—	$(70,630)
Issuance of Series C convertible preferred stock, net of issuance costs of $80	—	—	—	—	1,117,743	12,503	—	—	—	—	—	—
Deemed dividend related to issuance of Series C convertible preferred stock	—	—	—	—	—	—	—	—	(584)	—	—	(584)
Vesting of early exercised stock options	—	—	—	—	—	—	8,960	—	10	—	—	10
Exercise of vested stock options	—	—	—	—	—	—	422,364	—	149	—	—	149
Stock-based compensation expense	—	—	—	—	—	—	—	—	175	—	—	175
Net loss	—	—	—	—	—	—	—	—	—	(5,729)	—	(5,729)
Balance as of March 31, 2025	4,902,814	$13,578	4,335,051	$29,801	6,007,866	$65,350	4,570,543	$—	$291	$(76,900)	$—	$(76,609)
Vesting of early exercised stock options	—	—	—	—	—	—	8,960	—	10	—	—	10
Exercise of vested stock options	—	—	—	—	—	—	24,253	—	34	—	—	34
Stock-based compensation expense	—	—	—	—	—	—	—	—	258	—	—	258
Net loss	—	—	—	—	—	—	—	—	—	(6,766)	—	(6,766)
Balance as of June 30, 2025	4,902,814	$13,578	4,335,051	$29,801	6,007,866	$65,350	4,603,756	$—	$593	$(83,666)	$—	$(83,073)

Balance as of December 31, 2025	—	$—	—	$—	—	$—	26,604,505	$—	$199,674	$(100,805)	$—	$98,869
Vesting of early exercised stock options	—	—	—	—	—	—	8,961	—	10	—	—	10
Cashless exercise of warrants	—	—	—	—	—	—	30,366	—	—	—	—	—
Exercise of vested stock options	—	—	—	—	—	—	537,669	—	436	—	—	436
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,629	—	—	1,629
Net loss	—	—	—	—	—	—	—	—	—	(8,696)	—	(8,696)
Balance as of March 31, 2026	—	$—	—	$—	—	$—	27,181,501	$—	$201,749	$(109,501)	$—	$92,248
Vesting of early exercised stock options	—	—	—	—	—	—	8,961	—	11	—	—	11
Exercise of vested stock options	—	—	—	—	—	—	10,019	—	36	—	—	36
Issuance of common stock in connection with the employee stock purchase plan	—	—	—	—	—	—	25,278	—	207	—	—	207
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,271	—	—	2,271
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	—	—	—	—	(10,510)	—	(10,510)
Balance as of June 30, 2026	—	$—	—	$—	—	$—	27,225,759	$—	$204,274	$(120,011)	$(17)	$84,246

The accompanying notes are an integral part of these Condensed Financial Statements.

CARLSMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(19,206)	$(12,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229	101
Stock-based compensation	3,900	433
Non-cash interest	72	108
Gain on termination of lease	(52)	—
Loss on remeasurement of warrant liabilities	—	270
Non-cash lease expense	399	219
Provision for credit losses	1,141	338
Provision for excess and obsolete inventory	1,144	872
Accretion of discount on marketable securities	(89)	—
Other non-cash items	21	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,554)	(3,282)
Inventory	(1,574)	(945)
Prepaid expenses and other assets	(624)	(500)
Accounts payable	(861)	1
Accrued liabilities	848	(78)
Accrued compensation	(1,884)	(157)
Lease liabilities	(275)	(82)
Net cash used in operating activities	(20,365)	(15,197)

Cash flows from investing activities:
Purchase of short-term investments	(12,000)	—
Proceeds from maturities of short-term investments	12,000	—
Purchase of marketable securities	(18,908)	—
Purchase of property and equipment	(200)	(410)
Capitalized internal use software costs	(755)	(374)
Payment of initial direct costs related to operating leases	—	(126)
Net cash used in investing activities	(19,863)	(910)

Cash flows from financing activities:
Payments for deferred initial public offering costs	—	(2,648)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	11,919
Proceeds from exercises of stock options	472	183
Proceeds from employee stock plan purchases	207	—
Net cash provided by financing activities	679	9,454

(Decrease) increase in cash, cash equivalents, and restricted cash	(39,549)	(6,653)
Cash, cash equivalents, and restricted cash at beginning of the period	85,893	40,225
Cash, cash equivalents, and restricted cash at end of the period	$46,344	$33,572

CARLSMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosure of Noncash Investing and Financing Activities:
Right-of-use assets obtained in exchange for lease liabilities	$5,027	$593
Property and equipment obtained in exchange for lease liability	$270	$—
Vesting of early exercised common stock options	$21	$20
Unpaid deferred offering and issuance costs	$144	$1,190
Capitalized internal use software included in accounts payable and accrued liabilities	$59	$—
Cash, Cash Equivalents, and Restricted Cash Information:
Cash and cash equivalents, beginning of period	$85,793	$40,125
Restricted cash, beginning of period	100	100
Cash, cash equivalents, and restricted cash, beginning of period	85,893	40,225
Cash and cash equivalents, end of period	46,244	33,472
Restricted cash, end of period	100	100
Cash, cash equivalents, and restricted cash, end of period	$46,344	$33,572

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

In November 2024, the FDA 510(k) cleared the aprevo interbody implants for cervical spine fusion surgery as part of the FDA-cleared aprevo Technology Platform, and in December 2025, the Company commenced the U.S. launch of aprevo Technology Platform for cervical fusion surgeries. Also in December 2025, the Company received FDA 510(k) clearance for accompanying personalized cervical plating solutions. In February 2026, the Company completed the first personalized corra cervical plating procedure and expects to commercially launch the corra Cervical Plating System by December 2026.

Reverse Stock Split

On July 10, 2025, the Company effectuated a 1-for-5.58 reverse stock split of the Company’s issued and outstanding shares of common stock, Series A, Series B, and Series C convertible preferred stock, as well as stock option awards to purchase shares of common stock, restricted stock units (“RSUs”), and warrants to purchase shares of common stock, Series B convertible preferred stock, and Series C convertible preferred stock. Consequently, all issued and outstanding shares of stock, stock option awards, RSUs, warrants, and per share data have been retroactively adjusted in these Condensed Financial Statements to reflect the reverse stock split for all periods presented. The par value of the common stock and convertible preferred stock remain unchanged. As the number and issuance price of all outstanding convertible preferred stock were adjusted, the conversion ratios for each series of the Company’s convertible preferred stock were unchanged. Stockholders entitled to fractional shares as a result of the reverse stock split received cash payment in lieu of receiving fractional shares.

Initial Public Offering

On July 24, 2025, the Company completed its initial public offering of 6,700,000 shares of its common stock, at a price to the public of $15.00 per share (the “IPO”). The total net proceeds received by the Company from the IPO were $93.5 million, after deducting underwriting discounts and commissions and before additional offering expenses of $5.4 million paid by the Company. Immediately prior to the closing of the IPO on July 24, 2025, all shares of the Company’s convertible preferred stock converted into shares of the Company’s common stock. In connection with this conversion, all warrants to purchase convertible preferred stock became exercisable into common stock.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $89.3 million of cash, cash equivalents, restricted cash, short-term investments, and marketable securities, $15.6 million debt outstanding under its loan and security agreement with Customers Bank (the “Customers Loan Agreement”), and an accumulated deficit of $120.0 million.

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

The accompanying unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited annual Financial Statements and notes as of and for the year ended December 31, 2025 thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2026. The Company’s results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period.

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

Reclassifications

Certain amounts in the notes to the Condensed Financial Statements for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the Company's previously reported Condensed Balance Sheets, Condensed Statements of Operations and Comprehensive Loss, Condensed Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), or the Condensed Statements of Cash Flows.

Cash and Cash Equivalents

“Cash and cash equivalents” in the accompanying Condensed Balance Sheets consist of bank deposits and highly liquid investments, including money market fund accounts, U.S. Treasury securities, corporate bonds, commercial paper, and certificates of deposit, with original maturities of three months or less from the purchase date. The carrying amounts reported in the accompanying Condensed Balance Sheets for cash and cash equivalents are valued at cost, which approximate their fair value.

Restricted Cash

“Restricted cash” in the accompanying Condensed Balance Sheets as of June 30, 2026 and December 31, 2025 represents cash held as collateral for the Company’s facility leases.

Short-Term Investments

“Short-term investments” in the accompanying Condensed Balance Sheets represent investments in certificates of deposit which are carried at amortized cost, which approximates fair value, and have original maturities of greater than 90 days but within one year. Accrued interest earned on short-term investments is recorded within “prepaid expenses and other current assets” on the accompanying Condensed Balance Sheets.

Marketable Securities

“Marketable securities” in the accompanying Condensed Balance Sheets represents investments in U.S. Treasury securities, corporate bonds, and commercial paper. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale debt securities. The Company may sell these securities at any time for use in its current operations or for other purposes, including prior to maturity. As a result, the Company has classified its marketable securities within current assets on the accompanying Condensed Balance Sheets. Debt securities with original maturities of three months or less are classified as cash equivalents.

Available-for-sale debt securities are recorded at fair value each reporting period. Premiums and discounts are amortized or accreted over the life of the related available-for-sale debt security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Accrued interest earned on marketable securities is recorded within “prepaid expenses and other current assets” on the accompanying Condensed Balance Sheets. Unrealized gains and losses on these marketable securities are reported as a separate component of accumulated other comprehensive loss until realized. Realized gains and losses are determined based on the specific identification method and are reported in other income, net in the Condensed Statements of Operations and Comprehensive Loss.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell the security or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income, net in the Condensed Statements of Operations and Comprehensive Loss. If neither of these criteria are met, the Company evaluates whether the decline in fair value below amortized cost is due to credit or non-credit-related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit-related unrealized losses are recognized as an allowance for expected credit losses of available-for-sale securities on the Condensed Balance Sheets with a corresponding charge in other income, net in the Condensed Statements of Operations and Comprehensive Loss. Non-credit-related unrealized losses are included in accumulated other comprehensive loss in the Condensed Statements of Operations and Comprehensive Loss.

Accounts Receivable and Allowance for Credit Losses

“Accounts receivable, net of allowances” in the accompanying Condensed Balance Sheets are presented net of allowances for credit losses. The Company maintains an allowance for expected credit losses for accounts receivable, which is recorded as an offset to accounts receivable. Changes in this allowance are recorded as “general and administrative” expense in the Condensed Statements of Operations and Comprehensive Loss. The allowance represents our estimate of uncollectible customer accounts based on specific customer circumstances, historical loss rates and the aging of outstanding receivables.

The Company maintained an allowance for credit losses on accounts receivable of $2.8 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively. The Company recorded a provision for credit losses of $0.7 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $1.1 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

Concentrations of Financial Instrument Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents in deposits at financial institutions that may exceed federally insured limits and certain accounts receivable balances. Risks associated with cash and cash equivalents are mitigated by banking with creditworthy institutions with platforms that administer deposits across multiple banks within federally insured limits. Additionally, the Company invests cash in certificates of deposit through the Certificate of Deposit Account Registry Service (“CDARS”) account. Under the CDARS program, large deposits are allocated among multiple FDIC (“Federal Deposit Insurance Corporation”) insured member banks in increments of less than $250,000 per institution. As a result, substantially all such deposits are eligible for FDIC insurance coverage. The Company also invests in U.S. Treasury securities, corporate bonds, commercial paper, and money market funds through a managed investment account. The Company limits its credit risk related to these investments by investing in highly rated securities in accordance with its investment policy.

The Company mitigates potential losses from uncollectible accounts receivable through its credit approval and ongoing collection and customer monitoring activities. To date, the Company has not experienced any losses on its financial instruments and believes that it has adequately recorded allowances for uncollectible accounts receivable in each reported period.

As of June 30, 2026 and December 31, 2025, the Company did not have accounts receivable balances from any one customer exceeding 10% of total accounts receivable. The Company did not have revenue from any one customer exceeding 10% of total revenue for the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025.

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

The carrying amounts of the Company’s financial instruments consisting of cash, cash equivalents, short-term investments, marketable securities, accounts receivables, prepaid expenses, accounts payable, and accrued liabilities approximate fair value due to the short maturities for each.

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

(in thousands)	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2026
Cash equivalents:
Money market funds	$20,455	$20,455	$—	$—
Certificates of deposit	24,000	—	24,000	—
Corporate bonds	699	—	699	—
Total cash equivalents	45,154	20,455	24,699	—
Short-term investments:
Certificates of deposit	24,000	—	24,000	—
Total short-term investments	24,000	—	24,000	—
Marketable securities:
U.S. Treasury securities	4,961	—	4,961	—
Corporate bonds	8,368	—	8,368	—
Commercial paper	5,651	—	5,651	—
Total marketable securities	18,980	—	18,980	—
Total financial assets	$88,134	$20,455	$67,679	$—

As of December 31, 2025
Cash equivalents:
Money market funds	$60,738	$60,738	$—	$—
Certificates of deposit	24,036	—	24,036	—
Total cash equivalents	84,774	60,738	24,036	—
Short-term investments:
Certificates of deposit	24,000	—	24,000	—
Total short-term investments	24,000	—	24,000	—
Total financial assets	$108,774	$60,738	$48,036	$—

The following tables summarize the estimated fair value of the Company's available-for-sale debt securities and the gross unrealized gains and losses (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Corporate bonds	$699	$—	$—	$699
Total cash equivalents	$699	$—	$—	$699
Marketable securities:
U.S. Treasury securities	$4,963	$—	$(2)	$4,961
Corporate bonds	8,378	—	(10)	8,368
Commercial paper	5,656	—	(5)	5,651
Total marketable securities	$18,997	$—	$(17)	$18,980

The Company did not have available-for-sale debt securities as of December 31, 2025. As of June 30, 2026, all marketable securities had contractual maturities of less than one year.

The Company periodically reviews the available-for-sale securities for other-than-temporary impairment loss. For available-for-sale securities in an unrealized loss position, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. Accordingly, during the three and six months ended June 30, 2026, the Company did not recognize any other-than-temporary impairment losses.

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

The components of reported “inventory” are as follows:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Finished goods	$2,190	$1,788
Work in process	85	57
Total	$2,275	$1,845

Warrant Liabilities

Prior to the closing of the IPO on July 24, 2025, the Company had issued warrants to purchase convertible preferred stock in conjunction with the Customers Loan Agreement (see Note 4). The Company accounted for its issued convertible preferred stock warrants as liabilities in accordance with ASC 480. The liability-classified warrants were initially measured at fair value, resulting in an implied discount on the related financing arrangement that was deferred as an asset as it relates to tranches of the Customers Loan Agreement. The deferred asset was recorded within “other assets” on the Condensed Balance Sheet and was amortized into interest expense using the straight-line method over the period in which the Company could draw on the remaining tranches of the credit facility. Changes in fair value of the warrant liabilities were recognized in the Condensed Statements of Operations and Comprehensive Loss.

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

On October 29, 2025, as a part of the Fifth Amendment to the Customers Loan Agreement, the Series B Warrant and Series C Warrant were amended and restated and the respective remaining 5,644 and 10,187 shares of common stock that were exercisable contingent on loan draw milestones were canceled. On the effective date of the Fifth Amendment, the Company remeasured the warrants for the final time and recognized the change in fair value within the Condensed Statements of Operations and Comprehensive Loss.

As of December 31, 2025, the Company no longer had any warrants outstanding that were classified as liabilities. During the six months ended June 30, 2026, Customers Bank exercised the Series B Warrant and Series C Warrant on a cashless basis, resulting in the issuance of 30,366 shares of common stock. As a result of the exercise, the Series B Warrant and Series C Warrant are no longer outstanding.

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

There were no warrant liabilities outstanding as of or during the six months ended June 30, 2026. A summary of the changes in the total fair value of the warrant liabilities for the six months ended June 30, 2025, is as follows:

(in thousands)	Warrant Liabilities
Fair value as of December 31, 2024	$457
Change in fair value of warrant liabilities	270
Fair value as of June 30, 2025	$727

Comprehensive Loss

Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders. The Company’s other comprehensive loss consists of unrealized gains and losses on available-for-sale debt securities which are excluded from the reported net loss and presented in the Condensed Statements of Comprehensive Loss.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Financial Instruments - Credit Losses - In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This ASU provides entities with the option to elect a practical expedient that assumes that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. The Company adopted ASU 2025-05 on January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company's Condensed Financial Statements.

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

3. Balance Sheet Account Detail

The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:

Property and Equipment, Net

The components of “property and equipment, net” as of June 30, 2026 and December 31, 2025 are as follows:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Office equipment	$808	$671
Furniture and fixtures	406	144
Leasehold improvements	324	355
Construction in progress	1,051	524
Software	537	319
Total	3,126	2,013
Less: accumulated depreciation	(726)	(526)
Property and equipment, net	$2,400	$1,487

“Depreciation expense” for the three months ended June 30, 2026 and 2025 was $0.1 million and $0.1 million, respectively. “Depreciation expense” for the six months ended June 30, 2026 and 2025 was $0.2 million and $0.1 million, respectively. The Company has not recognized any impairment loss for any long-lived assets for the three and six months ended June 30, 2026 and 2025.

Accrued Liabilities

The components of “accrued liabilities” as of June 30, 2026 and December 31, 2025 are as follows:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Accrued sales agent commissions	$2,128	$1,793
Accrued professional and legal fees	945	560
Other accrued expenses	1,040	934
Total accrued liabilities	$4,113	$3,287

4. Debt

Customers Bank Credit Facility

In December 2022, the Company entered into a loan and security agreement with Signature Bank, which was subsequently succeeded by Customers Bank, (the “Customers Loan Agreement”). Under various amendments to the Customers Loan Agreement, the Company issued the lender a warrant that was exercisable for up to 58,420 shares of Series B convertible preferred stock at an exercise price of $6.93 per share (the “Series B Warrant”) and a warrant that was exercisable for up to 20,375 shares of Series C convertible preferred stock at an exercise price of $10.74 per share (“Series C Warrant”). The number of shares exercisable under the Series B Warrant and Series C Warrant were subject to certain revenue and debt draw milestones. In connection with the close of the Company's IPO on July 24, 2025, all of the outstanding shares of convertible preferred stock were converted into common stock. As a result, the warrants to purchase convertible preferred stock became exercisable into shares of common stock. Refer to Note 2 for additional information regarding the reclassification of certain warrants from liability classified to equity classified during the year ended December 31, 2025 as well as the exercise of the Series B Warrant and Series C Warrant during the six months ended June 30, 2026.

On October 29, 2025, the Company amended the Customers Loan Agreement (the “Fifth Amendment”) to expand the credit facility to include (i) a term loan in the principal amount of up to $50.0 million (the “Term Loan”), $17.5 million of which is contingent upon the achievement of requisite revenue milestones, and (ii) a $10.0 million non-formula revolving line of credit (the “Non-Formula Revolving Line”), provided that the aggregate borrowings under the Term Loan and the Non-Formula Revolving Line may not exceed $50.0 million. The maturity date of the Term Loan was extended to October 15, 2030, with an interest-only period through October 15, 2027, followed by principal repayment over 36 months thereafter. Upon achievement of a certain revenue milestone in June 2026, the interest-only period and repayment terms of the Term Loan were extended through April 15, 2028 followed by principal repayment over 30 months and the available borrowing capacity under the Term Loan increased by $7.5 million. Upon achievement of an additional revenue milestone, the interest-only period and repayment terms of the Term Loan may be further extended through October 15, 2028, followed by principal repayment over 24 months thereafter. The Non-Formula Revolving Line will mature on October 15, 2028. The applicable per annum interest rate did not change as a result of the Fifth Amendment and remains as the greater of (a) WSJ Prime Rate + 0.25% or (b) 5.25%, and resulted in a 7.00% interest rate as of June 30, 2026.

On December 23, 2025, the Company amended the Customers Loan Agreement (the “Sixth Amendment”) to permit the Company to maintain certain limited deposit accounts outside of Customers Bank. No other terms of the Customers Loan Agreement were affected by the Sixth Amendment.

On May 29, 2026, the Company entered into a letter agreement with Customers Bank (the “Letter Agreement”) in connection with the Customers Loan Agreement. The Letter Agreement provides that certificates of deposit held through the CDARS program and linked to a deposit account with Customers Bank are considered accounts maintained at the bank and qualifies as unrestricted cash for purposes of compliance with the Customers Loan Agreement. The Letter Agreement also increased the maximum amount of permitted credit card indebtedness and related cash collateral accounts from $0.5 million to $1.0 million. The Letter Agreement did not modify the interest rate, maturity date, repayment terms or other material economic terms.

The Fifth and Sixth Amendments and Letter Agreement were accounted for as debt modifications with no gain or loss recognized. The carrying value of amounts outstanding under the Customers Loan Agreement approximates its fair value as of June 30, 2026. The fair value of the Term Loan is classified as a Level 2 measurement as it is based on observable market inputs, including interest rates charged for similar financial instruments with comparable terms and maturities.

As of June 30, 2026, $15.6 million of principal was outstanding under the Term Loan that will mature on October 15, 2030 and there were no borrowings outstanding under the Non-Formula Revolving Line. As of June 30, 2026, an aggregate $34.4 million remained available for borrowing under the Term Loan and the Non-Formula

Revolving Line, net of amounts outstanding of $15.6 million. The Company was in compliance with all applicable Customers Loan Agreement covenants.

Interest expense on the Customers Loan Agreement was $0.3 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively. Of these amounts, less than $0.1 million and $0.1 million were related to amortization of the debt discount and issuance costs for the three months ended June 30, 2026 and 2025, respectively. Interest expense on the Customers Loan Agreement was $0.6 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively. Of these amounts, $0.1 million and $0.1 million were related to amortization of the debt discount and issuance costs for the six months ended June 30, 2026 and 2025, respectively. The effective interest rate was 7.56% as of June 30, 2026.

The following table summarizes contractual principal payments as of June 30, 2026:

Year ending December 31,	(in thousands)
Remainder of 2026	$—
2027	—
2028	4,167
2029	6,250
2030	5,208
Total future principal payments	15,625
Unamortized issuance costs	(243)
Total term loan, net	$15,382

5. Common Stock

In accordance with the Company’s Amended and Restated Certificate of Incorporation dated July 24, 2025, the Company is authorized to issue two classes of capital stock—common stock and preferred stock. The Company shall have authority to issue 600,000,000 shares of common stock with par value of $0.00001 per share and 10,000,000 shares of preferred stock with par value of $0.00001 per share. As of June 30, 2026, the Company does not have any issued or outstanding shares of preferred stock.

Common stock reserved for future issuance as of June 30, 2026, consisted of the following:

As of June 30, 2026
Common stock options outstanding	2,495,249
RSUs outstanding	1,062,683
PSUs outstanding (1)	999,278
Shares available for future issuance under the 2025 Plan	2,135,449
Shares available for future issuance under the 2025 Employee Stock Purchase Plan	640,113
Total common stock reserved for future issuance	7,332,772

(1) Revenue-Based PSUs and TSR-Based PSUs, as defined in Note 6, are presented at the maximum 200% of target. Actual shares issued for the Revenue-Based PSUs and TSR-Based PSUs may range from 0% to 200% of target based on achievement of applicable revenue performance and share price performance (see Note 6). The PSUs outstanding include Tranche 2 Revenue-Based PSUs that have been legally awarded but are not considered granted from an accounting perspective as the respective performance measures have not yet been established.

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

6. Stock-Based Compensation

The recognition of compensation cost in the Company’s accompanying Condensed Statements of Operations and Comprehensive Loss for all stock-based compensation arrangements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
General and administrative	$1,003	$95	$1,747	$167
Research and development	711	98	1,219	155
Sales and marketing	520	65	880	111
Cost of sales	37	—	54	—
Total	$2,271	$258	$3,900	$433

Overview of Stock Plans and Award Terms

On July 10, 2025, the Board of Directors adopted, and the Company’s stockholders approved, the Carlsmed, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which became effective on July 21, 2025. The 2025 Plan replaced the Carlsmed, Inc. 2019 Equity Incentive Plan (the "2019 Plan"). The Board of Directors determined to not make any further equity award grants under the 2019 Plan following the closing of the IPO, though the 2019 Plan will continue to govern outstanding awards granted under it.

The 2025 Plan allows the Company to grant mstock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards. As of June 30, 2026, there were 2,135,449 remaining shares available for issuance under the 2025 Plan.

The exercise price of a share subject to a stock option may not be less than the fair market value of a share of the Company’s common stock at the grant date. Stock options granted to employees typically vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly or quarterly basis thereafter. The vesting of stock option awards are subject to continued employment and have a maximum term of 10 years. Expense is recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss on a straight-line basis over each award’s vesting period. Stock option awards may be subject to vesting acceleration in connection with a “Change in Control” or “Corporate Transaction,” as defined in the respective 2025 and 2019 Plans.

Certain stock options granted under the 2019 Plan allowed for their exercise prior to vesting (“early exercise”). For these awards, in the event of employee termination, the Company has the right, but not the obligation, to repurchase the portion of unvested stock at the lower of the exercise price or the then-current fair value. A liability is recorded within “accrued liabilities” on the accompanying Condensed Balance Sheets that is equal to the cash received for these early exercises, and this liability is reduced as vesting occurs. Unvested shares that have been early exercised are reflected in “common shares issued” but excluded from “common shares outstanding” on the accompanying Condensed Financial Statements. As of June 30, 2026, 41,816 shares of early exercised stock options were outstanding, representing an immaterial early exercise liability. As of December 31, 2025, 59,738 shares of early exercised stock options were outstanding, representing an early exercise liability of $0.1 million.

RSUs typically have three-year vesting schedules and the related expense is recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss on a straight-line basis over each award’s vesting period.

PSUs are RSUs in form and vest based on the achievement of performance and/or market conditions, subject to continuous service through the applicable vesting date. Related expense is recognized in the accompanying

Condensed Statements of Operations and Comprehensive Loss. For awards with performance conditions, applicable compensation cost is recognized over the requisite service period to the extent the achievement of each performance condition is considered probable. For awards with market conditions, compensation cost is recognized over the service period, regardless of whether the market condition is ultimately achieved.

Stock Options

The following summarizes stock option activity for the Company for the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	3,151,787	$6.26	8.3	$21,526
Granted	34,645	12.46
Exercised	(547,688)	0.86
Forfeited	(143,495)	8.50
Outstanding at June 30, 2026	2,495,249	$7.40	8.4	$11,430
Vested and Exercisable at June 30, 2026	879,088	$4.56	7.7	$5,773

The Company did not grant any stock options during the three months ended June 30, 2026. The weighted average grant date fair value of options granted during the three months ended June 30, 2025 was $2.90 per share. The weighted average grant date fair value of options granted during the six months ended June 30, 2026 and 2025 was $6.23 and $2.19 per share, respectively. The total fair value of options that vested during the three months ended June 30, 2026 and 2025 was $0.6 million and $0.1 million, respectively, based on the grant date fair value. For the six months ended June 30, 2026 and 2025, the total fair value of options that vested was $1.2 million and $0.1 million, respectively, based on the grant date fair value.

The aggregate intrinsic values in the above table is calculated as the difference between the fair value of the Company’s common stock and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2026 and 2025 was $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2026 and 2025, the aggregate intrinsic value of stock options exercised was $6.5 million and $1.8 million, respectively, based on the grant date fair value.

The Company recorded stock-based compensation expense for stock options of $0.6 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense for stock options of $1.2 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $6.9 million of unrecognized compensation for unvested stock options and the weighted-average period over which this remaining compensation cost will be recognized is 2.6 years.

The grant date fair value of the options is determined using an option pricing model. The assumptions that were used in estimating the grant date fair value of stock options under the option pricing method for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected stock price volatility (1)	—	43.9%	50.4%	43.7%
Risk-free interest rate (2)	—	4.15%	3.63%	4.39%
Expected annual dividend yield (3)	—	0.0%	0.0%	0.0%
Expected term (years) (4)	—	6.02	5.50	5.99

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

Restricted Stock Units

The Company did not have any RSUs granted or outstanding during the six months ended June 30, 2025.

The following summarizes the RSU activity for the Company for the six months ended June 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2025	69,332	$15.00
Granted	1,018,332	$12.25
Forfeited	(24,981)	$12.42
Non-vested - June 30, 2026	1,062,683	$12.43

The Company recorded stock-based compensation expense for RSUs of $1.1 million and $1.8 million for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, there was $11.3 million of unrecognized compensation for unvested RSUs, and the weighted-average period over which this remaining compensation cost will be recognized is 2.5 years.

Performance Stock Units (RSUs with performance and/or market conditions)

During the six months ended June 30, 2025, the Company granted 112,478 PSUs to an employee that have a contractual term of four years and vest upon the satisfaction of performance, market, and service conditions. The performance conditions required either (1) the completion of an initial public offering where the Company’s stock is listed on an established stock exchange or (2) the occurrence of a corporate transaction, such as a merger, acquisition, or similar liquidity event. The market condition is based on the achievement of share price targets following the completion of an initial public offering or on the date of a corporate transaction. The service condition requires the employee to provide continued service through the achievement of both the performance and market conditions. The grant date fair value of such PSUs was determined using a Monte Carlo simulation methodology, which takes into consideration the probability of achievement of the market conditions.

Expense for the PSUs began on the grant date and is recognized over the derived requisite service period of the award. However, no compensation expense was recognized until the performance-based vesting condition was probable of being achieved. Accordingly, no compensation expense was recognized during the six months ended June 30, 2025 as the performance condition was not probable of being achieved. On July 24, 2025, the Company completed its IPO, satisfying the performance condition of the PSUs. Consequently, compensation expense has been recognized proportionally for the completed portion of the requisite service period up to the IPO. The remaining unrecognized expense will be amortized over the remaining derived requisite service period associated with the market condition, regardless of whether the market condition is ultimately satisfied.

During the six months ended June 30, 2026, the Company awarded PSUs under the 2025 Plan that vest based on the achievement of performance or market conditions, subject to continued service through the applicable vesting date. The PSUs are comprised of (i) Revenue-Based PSUs, which vest based on the achievement of specified annual revenue targets over stated performance periods and continued service, and (ii) TSR-Based PSUs, which vest based on the Company’s total shareholder return relative to the S&P Healthcare Equipment Select Industry Index over a three-year performance period ending December 31, 2028, with continued service required through January 1, 2029. Payouts for both the Revenue-Based PSUs and TSR-Based PSUs range from 0% to 200% of target depending on achievement of the applicable vesting conditions. The Revenue-Based PSUs are comprised of two equal tranches.

The first tranche of the Revenue-Based PSUs (“Tranche 1 Revenue-Based PSUs”) contains a performance condition based on specified revenue targets evaluated over a one year performance period from January 1, 2026 through December 31, 2026 and continued service through January 1, 2028. The second tranche of Revenue-Based PSUs (“Tranche 2 Revenue-Based PSUs”) contains a performance condition based on specified revenue targets evaluated over a one year performance period from January 1, 2027 through December 31, 2027 and continued service through January 1, 2029. Although the Tranche 2 Revenue-Based PSUs have been legally awarded, the performance measures have not yet been established and therefore are not considered granted from an accounting perspective. Accordingly, no compensation cost is recorded for the Tranche 2 Revenue-Based PSUs until such time the performance measures are established and the awards are considered granted from an accounting perspective.

The grant-date fair value of the Tranche 1 Revenue-Based PSUs is based on the underlying stock price on the grant date. The grant-date fair value of the TSR-Based PSUs was determined using a Monte Carlo simulation and was determined based on significant inputs not observable in the market, which represents a “Level 3” measurement within the fair value hierarchy. The significant inputs are listed below:

TSR-Based PSUs Granted January 2026 - Monte Carlo Simulation Model
Stock price - on grant date	$12.84
Risk-free rate	3.65%
Expected term	2.9 years
Equity volatility rate	55%

The following summarizes the PSU activity for the Company for the six months ended June 30, 2026:

	Number of PSUs (1)	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2025	112,478	$3.14
Granted	554,250	$11.57
Non-vested - June 30, 2026	666,728	$10.15

(1)
Revenue-Based PSUs and TSR-Based PSUs are presented at the maximum 200% of target. Actual shares issued for Revenue-Based PSUs and TSR-Based PSUs may range from 0% to 200% of target based on achievement of applicable performance and market conditions. Tranche 2 Revenue-Based PSUs that have been legally awarded but contain performance measures that have not yet been established are not considered granted from an accounting perspective and therefore are excluded until such time that the performance measures are established.

The Company recorded stock-based compensation expense for PSUs of $0.5 million and $0.8 million for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, there was $3.7 million of unrecognized compensation for unvested PSUs, and the weighted-average period over which this remaining compensation cost will be recognized is 2.1 years.

Employee Stock Purchase Plan

In July 2025, the Company’s Board of Directors adopted, and its stockholders approved, the 2025 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to, and contingent upon, the effectiveness of the Company's initial public offering (“IPO”) on July 22, 2025. The ESPP enables eligible employees to purchase shares of the Company's common stock at a discount through accumulated payroll deductions.

A total of 398,749 shares of common stock were initially reserved for issuance under the ESPP. The number of shares reserved for issuance will increase automatically on January 1 of each year, for a period of up to ten years, with such period having commenced on January 1, 2026 and ending on (and including) January 1, 2035, by a number of shares equal to 1% of the total number of shares of capital stock outstanding on December 31 of the immediately preceding calendar year, unless the Board of Directors acts prior to the first day of a given calendar year to provide that there will be no increase, or a lesser increase, for such year. Pursuant to this provision, the number of shares reserved for issuance under the ESPP increased by 266,642 shares on January 1, 2026.

Under the ESPP, eligible employees may elect to contribute up to 15% of their eligible earnings to purchase shares of common stock during each offering period. The purchase price per share is equal to 85% of the lesser of the fair market value of the Company's common stock on the first trading day of the offering period and the fair market value on the applicable purchase date.

The Company's first offering period under the ESPP was a three‑month period that commenced on April 1, 2026 and ended on June 30, 2026, with a single purchase date on June 30, 2026.

The Company accounts for the ESPP as a compensatory plan under ASC 718, Compensation — Stock Compensation. The fair value of the purchase rights granted under the ESPP is estimated on the offering date using the Black‑Scholes option‑pricing model, and the related stock‑based compensation expense is recognized on a straight‑line basis over the offering period. The following weighted‑average assumptions were used to estimate the fair value of purchase rights granted during the offering period that commenced on April 1, 2026:

Offering Period Commencing April 1, 2026
Expected stock price volatility	71.5%
Risk-free interest rate	3.70%
Expected annual dividend yield	0.0%
Expected term (years)	0.25

During the three and six months ended June 30, 2026, the Company recognized stock‑based compensation expense related to the ESPP of $0.1 million. On June 30, 2026, 25,278 shares of common stock were purchased and issued under the ESPP at a weighted‑average purchase price of $8.19 per share. Accumulated employee payroll contributions of $0.2 million were applied to the purchase of these shares and reclassified to additional paid‑in capital upon issuance; accordingly, no material ESPP‑related payroll deduction liability remained outstanding as of June 30, 2026. As of June 30, 2026, 640,113 shares remained available for issuance under the ESPP. Because the offering period ended on the June 30, 2026 purchase date, there was no unrecognized ESPP‑related stock‑based compensation expense as of that date.

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

8. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding, net of the weighted-average unvested restricted stock subject to repurchase by the Company, if any, during the period. Diluted loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options, RSUs, PSUs, and stock warrants using the “treasury-stock method,” and convertible preferred stock, using the “if-converted method.”

Because the Company reported net losses for the periods presented, stock options, RSUs, PSUs, stock warrants, and convertible preferred stock are antidilutive for each of these periods, and therefore, basic and diluted net loss per common share are the same. Convertible preferred stock is considered a "participating security";

however it was excluded from the computation of basic loss per share in the prior year period as there is no contractual obligation for the holders to share in the losses of the Company.

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share as of June 30, 2026 and 2025:

	As of June 30,
	2026	2025
Common stock options outstanding (1)	2,495,249	2,211,144
Convertible preferred stock (common stock equivalent) (2)	—	15,245,731
RSUs outstanding (3)	1,062,683	112,478
PSUs outstanding (4)	666,728	—
Series B Warrant (5)	—	58,420
Series C Warrant (5)	—	20,375
SVB Common Stock Warrant (6)	—	25,863
Total	4,224,660	17,674,011

(1)
879,088 stock options vested and exercisable as of June 30, 2026.
(2)
Convertible preferred stock was eligible to convert to common stock on a 1:1 basis upon the holder’s election or upon a Deemed Liquidation Event. Convertible preferred stock was converted into common stock on the IPO (see Note 7).
(3)
No RSUs are vested as of June 30, 2026.
(4)
No PSUs are vested as of June 30, 2026. Revenue-Based PSUs and TSR-Based PSUs are presented at the maximum 200% of target. Actual shares issued for Revenue-Based PSUs and TSR-Based PSUs may range from 0% to 200% of target based on achievement of applicable performance and market conditions (see Note 6). Tranche 2 Revenue-Based PSUs that have been legally awarded but contain performance measures that have not yet been established are not considered granted from an accounting perspective and therefore are excluded until such time that the performance measures are established.
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

Operating Lease

In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of June 30, 2026, the Company had two active operating leases for an approximate combined 41,000 square feet of administrative, operational, engineering, and research and development space located in Carlsbad, California.

The first lease encompasses 16,000 square feet and commenced on May 1, 2021, and was originally set to expire on April 30, 2024. On December 4, 2023, the Company entered into a first amendment to the original lease agreement which resulted in the lease term extending to June 30, 2028.

On May 15, 2025, the Company entered into a second amendment to its original lease agreement, which modified the lease terms to lease an additional suite comprising an additional 7,300 square feet of space with an expiration date of June 30, 2028. The May 2025 lease was accounted for as a separate contract. This additional suite was terminated under the third amendment discussed below.

On April 10, 2026, the Company entered into a third amendment to its original lease agreement, which modified the lease terms to terminate certain previously leased office space, lease an additional suite comprising an additional 25,000 square feet of space with an expiration date of June 30, 2031, and extended the term of the first lease to June 30, 2031. The terminated leased office space was effective May 31, 2026 at which time the related lease liability and right-of-use asset were written off, with the difference of $0.1 million recorded as a gain on termination. The additional suite added through the third amendment was accounted for as a separate contract which resulted in the recognition of a right-of-use asset of $3.4 million in exchange for lease liability. The extended term of the first lease to June 30, 2031 was accounted for as a modification. As such, the Company remeasured the lease liability and adjusted the carrying amount of the right of use asset by the amount of the remeasurement of the lease liability on the date of modification which resulted in the incremental recognition of a right-of-use asset of $1.6 million in exchange for lease liability.

Total lease expenses for the three months ended June 30, 2026 and 2025 were $0.3 million and $0.2 million, respectively. Total lease expenses for the six months ended June 30, 2026 and 2025 were $0.5 million and $0.3 million, respectively.

The Company’s real estate taxes, insurance costs, and common area maintenance, are included in monthly rent and not separately itemized. Rent expense is allocated to cost of sales, research and development, sales and marketing, and general and administrative expenses in the accompanying Condensed Statements of Operations and Comprehensive Loss.

The weighted-average lease terms and discount rates are as follows:

	As of June 30, 2026	As of December 31, 2025
Weighted-average remaining lease term	5.00	2.50
Weighted-average discount rate	7.92%	8.63%

The aggregate future minimum lease payments under this lease as of June 30, 2026, are as follows:

(in thousands)
Year ending December 31,	Payments
Remainder of 2026	$551
2027	1,395
2028	1,656
2029	1,710
2030	1,778
Thereafter	912
Total undiscounted lease payments	$8,002
Less: imputed interest	(1,467)
Present value of future lease payments	$6,535
Short-term operating lease liabilities	703
Long-term operating lease liabilities	5,832
Total operating lease liabilities	$6,535

The operating cash outflows included in the measurement of the operating lease liabilities was $0.4 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

10. Segment Reporting

The following table provides the operating financial results of the Company’s single reportable segment. It includes the significant expense categories regularly provided to the Company’s "chief operating decision maker", its Chief Executive Officer, computed under GAAP and reconciled to the Company’s total “net loss” as presented in the Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$18,940	$12,083	$35,056	$22,272

Less:
Cost of sales	4,398	3,214	8,089	5,767
Selling expenses	9,157	6,028	17,042	11,042
Marketing expenses	1,173	840	2,663	1,772
Product and software development costs	3,576	2,171	6,652	3,651
Clinical, medical, and regulatory expenses	1,358	1,167	2,705	2,188
Other segment expenses*	10,314	5,165	18,217	10,073
Interest expense	313	363	624	720
Interest income	(839)	(336)	(1,730)	(716)
Change in fair value of warrant liabilities	—	237	—	270
Net loss	$(10,510)	$(6,766)	$(19,206)	$(12,495)

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

The Company did not record income tax expense for the three and six months ended June 30, 2026 and 2025. The Company maintains a full valuation allowance on its net deferred tax assets, as it is more likely-than-not that it will not be monetized through offsetting future taxable income.

There were no material changes to the Company’s unrecognized tax benefits in the three and six months ended June 30, 2026 and 2025. The Company did not have any interest or penalties related to its uncertain tax positions for the three and six months ended June 30, 2026 and 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this discussion and analysis in conjunction with our unaudited Condensed Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited Financial Statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in our Annual Report on Form 10-K. Unless the context otherwise requires, references to “Carlsmed,” the “Company,” “we,” “us,” and “our” refer to Carlsmed, Inc., a Delaware corporation. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Annual Report on Form 10-K. See the section titled “Special Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Company Summary

We are a medical technology company pioneering AI-enabled personalized spine surgery solutions with a mission to improve outcomes and decrease the cost of healthcare for spine surgery and beyond.

Our technology is powered by AI-enabled technologies and outcome-based algorithms that provide personalized surgical plans for spine fusion. The surgical kit delivered to customers includes aprevo interbody implants for a custom vertebral fit and personalized alignment to address each patient’s unique needs, and single-use surgical instruments. The aprevo Technology Platform supports surgeons in achieving proper spinal alignment as they seek to improve surgical outcomes for patients with degenerative disc disease (“DDD”), including spinal deformity conditions.

We market the aprevo Technology Platform to surgeons, hospitals and ambulatory surgical centers in the United States through a combination of our sales team and independent sales agents. Our sales team consists of Area Vice Presidents, Sales Directors, Account Managers, and Strategic and National Account leadership, who are primarily responsible for promoting our platform to surgeons, supporting digital file exchange and other connectivity between our Company and hospitals, and working with hospitals to secure required approvals for our products. Our sales team is also responsible for recruiting independent sales agents who cover each aprevo surgery in the operating room.

Since we began commercializing the aprevo Technology Platform in 2021, we have experienced sequential quarterly and annual revenue growth from its rapid commercial adoption. For the three months ended June 30, 2026 and 2025, we recognized revenue of $18.9 million and $12.1 million, respectively, representing period-over-period growth of 57%. For the six months ended June 30, 2026 and 2025, we recognized revenue of $35.1 million and $22.3 million, respectively, representing period-over-period growth of 57%.

Our business model depends on our ability to timely deliver the aprevo Technology Platform to allow surgeons to maintain surgical schedules for their patients. Our digital production system (“DPS”) enables a short manufacturing lead time of six business days from surgeon approval of the digital surgical plan to aprevo kit delivery to the hospital. We believe that this lead time typically fits well within our customers’ requirements. Our medical devices are manufactured to our specifications by CMOs who meet our manufacturer qualification standards.

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

corra Cervical Plating System

In December 2025, we received FDA 510(k) clearance for our corra Cervical Plating System, the first personalized cervical plating system to receive FDA 510(k) clearance. In February 2026, the first procedure using corra was successfully completed at UC San Diego Health, and we expect to commercially launch corra in December 2026.

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

Market Adoption and Clinical Evidence

Since its full commercial launch in October 2021, the aprevo Technology Platform for spine fusion surgery has been used to treat more than 4,400 patients through June 30, 2026. We estimate there are approximately 4,000 spine surgeons across the United States whose patients could benefit from using our platform. As of June 30, 2026, we had an increase of over 67% of trained surgeon users on the aprevo Technology Platform who have completed one or more aprevo procedures as compared to June 30, 2025.

Over time, we expect to meaningfully grow the base of surgeons using the aprevo Technology Platform and its penetration with existing surgeon users. To achieve this, we plan to grow our commercial infrastructure and expand various sales and marketing initiatives, including supporting medical education programs, surgeon fellowships, and surgeon training at top academic institutions.

We are also committed to building upon our strong foundation of clinical evidence demonstrating the efficacy of our aprevo Technology Platform for DDD and ASD lumbar fusions and anterior cervical discectomy and fusion ("ACDF") cervical fusions. Clinical data publications are important tools for surgeon education and patient awareness of the potential significant benefits of our personalized solution as compared to stock implants.

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

In addition, COMPASS data on 207 aprevo patients (100 adult spinal deformity patients and 107 patients with degenerative conditions) having 14-45 month follow-up was presented at the 2026 meeting of the American Association of the Neurological Surgeons/Congress of Neurological Surgeons Section on Disorders of the Spine and Peripheral Nerves. Post-operative alignment, reoperations and Oswestry Disability Index (ODI) scores were reported. Among the 100 deformity patients there were 3 (3%) reoperations between Post-Operative Day 1 (POD1) and 12 months with 2 (2%) additional reoperations between 12-24 months postoperative. Among the 107 patients with degenerative conditions there was 1 revision (0.9%) for adjacent segment disease at 2 months postoperative. ODI improvement was similar for both groups, with 64% achieving minimum clinically important difference. The data demonstrated that aprevo personalized interbody devices designed from an anatomical 3D virtual correction plan provided favorable disability improvement and favorably low reoperation rates during the 14-45 month postoperative period.

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

aprevo Cervical Platform

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

aprevo Lumbar Platform

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

Future Potential Indications

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

aprevo Lumbar

Procedures using our aprevo Technology Platform are eligible for reimbursement by Medicare, Medicare Advantage, and commercial payors. For the three and six months ended June 30, 2026, we estimate that our hospital customers’ payor mix consisted of approximately 44% commercial insurance and 56% for both Medicare and Medicare Advantage insurance, combined. We believe the clinical benefit of aprevo, which has been shown to significantly reduce long-term reoperations due to mechanical complications, will continue to support demand for our technology in lumbar spine fusion surgeries.

Effective October 2024, aprevo Lumbar's New Technology Add-on Payment (NTAP) expired, and CMS updated its lumbar fusion MS-DRG structure. Inpatient surgical procedures coded to MS-DRGs 427, 448, or 451 that use "custom-made anatomically designed (CMAD) interbody fusion devices" (such as our aprevo Technology Platform) were reassigned to an elevated Major Complication or Comorbidity (MCC)-level MS-DRG payment that results in our hospital customers receiving additional reimbursement compared to lumbar fusion procedures that use stock interbody devices.

The CMS Fiscal Year 2027 Inpatient Prospective Payment System (FY27 IPPS) Final Rule was released on July 31, 2026, and will be effective October 1, 2026. This final FY27 IPPS rule will replace the current MS-DRG payment framework for inpatient lumbar spine fusions. Effective October 1, 2026, all inpatient lumbar spine fusion procedures utilizing aprevo will be assigned to one of the three new MS-DRG codes: 523, 524, or 525 (Extensive or Complex Spinal Fusion Procedures Except Cervical with MCC, with Complication or Comorbidity (CC), and without CC/MCC, respectively) and will no longer be assigned to the MS-DRG 400 series. CMS removed references to CMAD interbody fusion devices from MS-DRGs 426, 447, and 450 descriptions, clarifying that qualifying personalized lumbar fusion surgeries will only be assigned to new MS-DRGs 523, 524, and 525.

We believe this updated framework has the potential to support broader aprevo lumbar adoption by (i) reducing hospitals' uncertainty regarding which aprevo procedures will qualify for payment elevation, as this new MS-DRG structure comprehensively includes all aprevo lumbar procedures, and (ii) providing hospitals with more appropriate reimbursement amounts that better reflect their incremental costs to perform personalized lumbar fusion procedures compared to stock interbody device procedures.

In June 2026, the CMS ICD-10 Coordination and Maintenance Committee published 24 new permanent ICD-10-PCS procedure codes that also will become effective on October 1, 2026. These new permanent codes will replace the ICD-10-PCS "X-series" codes that temporarily described aprevo procedures associated with NTAP. These new ICD-10-PCS codes describe “Interbody Fusion Device, Custom-Made Anatomically and Virtually Designed" (CMAVD) procedures and are used to assign procedures to MS-DRG codes 523, 524, and 525 as part of the FY27 IPPS final rule.

The addition of the word “virtually” in the ICD-10-PCS procedure codes is consistent with our aprevo Technology Platform’s ability to render an interactive 3D virtual model to realign the spinal anatomy and enhance the preoperative surgical correction planning process. We believe the creation of these permanent procedure codes represents an important milestone, formally recognizing CMAVD attributes within the standard ICD-10-PCS coding system for select procedures, such as those that utilize the aprevo Technology Platform.

aprevo Cervical

Inpatient Procedures

We believe Medicare-aged patients receiving multi-level ACDF surgeries are uniquely addressed by aprevo cervical. Based on our internal data, a majority of these procedures are performed in an inpatient setting. Effective October 1, 2025, qualifying cervical fusion procedures utilizing aprevo personalized interbody implants for traditional Medicare beneficiaries are eligible for NTAP from CMS. The NTAP program provides additional reimbursement to hospitals that use designated new medical technologies in the first few years of market introduction. These new technologies must demonstrate significant clinical improvement in the diagnosis or treatment of Medicare beneficiaries compared to existing alternatives or be designated by the FDA as Breakthrough technology. CMS created unique ICD-10-PCS codes to identify cervical fusion procedures using “custom made anatomically designed interbody fusion devices” such as our aprevo Technology Platform. Reimbursement claims submitted with these unique ICD-10-PCS procedure codes may qualify hospitals for up to an additional $21,125 in NTAP reimbursement for eligible inpatient procedures.

Outpatient Procedures

aprevo cervical currently has the same payor reimbursement methodology as stock interbody implants for hospital outpatient departments and ambulatory surgery centers. Our requested Transitional Pass-Through (“TPT”) payment for aprevo cervical in outpatient settings was not approved by CMS in its November 2025 Outpatient Prospective Payment System (OPPS) Final Rule, despite our analysis and documentation for its qualification. We continue to explore opportunities with CMS for various pathways including TPT and New Technology Ambulatory Payment Classification (NT-APC) to appropriately reimburse our customers' costs of providing the aprevo Technology Platform in outpatient cervical fusion procedures.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (i.e., salaries, bonuses, stock-based compensation expense, and benefits) for executive, legal, finance, corporate information technology and human resources roles. Other significant costs include legal fees relating to intellectual property and corporate matters, consultant and professional fees, insurance, expected credit losses on customer accounts , and facility-related costs. We recognize general and administrative expenses in the periods in which they are incurred. We anticipate that our general and administrative expenses will increase in the future to support our anticipated business growth as a publicly traded company. These increased costs include accounting, audit, legal, facility, regulatory, tax, insurance, investor relations, and compliance with exchange listing and SEC requirements. While we expect general and administrative expenses to continue to increase in absolute value, we expect that these costs will decrease as a percentage of revenue over time.

Interest Expense

Interest expense consists of interest coupon payments and non-cash amortization of debt issuance costs as part of the Customers Loan Agreement.

Interest Income

Interest income is attributable to bank interest on our cash and cash equivalents, interest earned on our short-term investments in certificates of deposit, and interest earned on our marketable securities, including available for sale debt securities.

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

We accounted for these liability-classified warrants, initially measured at fair value, in accordance with ASC Topic 480. Changes in fair value of warrant liabilities have been recognized in the Condensed Statements of Operations and Comprehensive Loss. During the six months ended June 30, 2026, Customers Bank exercised the warrants on a cashless basis, resulting in the issuance of 30,366 shares of common stock. As a result of the exercise, the warrants are no longer outstanding. See Note 2—Summary of Significant Accounting Policies in the notes to our unaudited Condensed Financial Statements for information regarding the Series B Warrant and the Series C Warrant in connection with the Customers Loan Agreement.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following tables set forth our results of operations, variances versus the prior period, and percentage of revenue for each presented caption. The period-to-period comparison is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		$	%	Percentage of Revenue
	2026	2025	Change	Change	2026	2025
(in thousands, except percentages)
Revenue	$18,940	$12,083	$6,857	56.7%	100.0%	100.0%
Cost of sales	4,398	3,214	1,184	36.8%	23.2	26.6
Gross profit	14,542	8,869	5,673	64.0%	76.8	73.4
Operating expenses:
Research and development	6,040	4,160	1,880	45.2%	31.9	34.4
Sales and marketing	11,920	7,869	4,051	51.5%	62.9	65.1
General and administrative	7,618	3,342	4,276	127.9%	40.2	27.7
Total operating expenses	25,578	15,371	10,207	66.4%	135.0	127.2
Loss from operations	(11,036)	(6,502)	(4,534)	69.7%	(58.2)	(53.8)
Other income (expense):
Interest expense	(313)	(363)	50	(13.8)%	(1.7)	(3.0)
Interest income	839	336	503	149.7%	4.4	2.8
Change in fair value of warrant liabilities	—	(237)	237	(100.0)%	—	(2.0)
Total other income (expense), net	526	(264)	790	(299.2)%	2.7	(2.2)
Net loss	$(10,510)	$(6,766)	$(3,744)	55.3%	(55.5)%	(56.0)%

	Six Months Ended June 30,		$	%	Percentage of Revenue
	2026	2025	Change	Change	2026	2025
(in thousands, except percentages)
Revenue	$35,056	$22,272	$12,784	57.4%	100.0%	100.0%
Cost of sales	8,089	5,767	2,322	40.3%	23.1	25.9
Gross profit	26,967	16,505	10,462	63.4%	76.9	74.1
Operating expenses:
Research and development	11,218	7,310	3,908	53.5%	32.0	32.8
Sales and marketing	22,217	14,608	7,609	52.1%	63.4	65.6
General and administrative	13,844	6,808	7,036	103.3%	39.4	30.6
Total operating expenses	47,279	28,726	18,553	64.6%	134.8	129.0
Loss from operations	(20,312)	(12,221)	(8,091)	66.2%	(57.9)	(54.9)
Other income (expense):
Interest expense	(624)	(720)	96	(13.3)%	(1.8)	(3.2)
Interest income	1,730	716	1,014	141.6%	4.9	3.2
Change in fair value of warrant liabilities	—	(270)	270	(100.0)%	—	(1.2)
Total other income (expense), net	1,106	(274)	1,380	(503.6)%	3.1	(1.2)
Net loss	$(19,206)	$(12,495)	$(6,711)	53.7%	(54.8)%	(56.1)%

Revenue

Revenue was $18.9 million and $12.1 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $6.9 million, or 56.7%, was primarily driven by increased volume of aprevo Technology Platform lumbar and cervical surgical procedures in the current quarter, with our average revenue per procedure substantially constant between these periods.

Revenue was $35.1 million and $22.3 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $12.8 million, or 57.4%, was primarily driven by increased volume of aprevo Technology Platform lumbar and cervical surgical procedures in the current six-month period, with our average revenue per procedure substantially constant between these periods.

Cost of Sales and Gross Margin

Cost of sales was $4.4 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $1.2 million, or 36.8%, was primarily driven by increased unit sales of the aprevo Technology Platform for both lumbar and cervical procedures, for the three months ended June 30, 2026 , as compared to the three months ended June 30, 2025.

Gross margin was 76.8% for the three months ended June 30, 2026, as compared to 73.4% for the three months ended June 30, 2025 with cost improvements primarily from lower per unit production fees charged by our contract manufacturer in the current period and other efficiencies in our digital production system.

Cost of sales was $8.1 million and $5.8 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $2.3 million, or 40.3%, was primarily driven by increased unit sales of the aprevo Technology Platform for both lumbar and cervical procedures, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Gross margin was 76.9% for the six months ended June 30, 2026, as compared to 74.1% for the six months ended June 30, 2025 with cost improvements primarily from lower per unit production fees charged by our contract manufacturer in the current period and other efficiencies in our digital production system.

Research and Development Expenses

Research and development expenses were $6.0 million and $4.2 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $1.9 million, or 45.2%, was primarily due to higher personnel costs to support product development and surgical planning AI initiatives.

Research and development expenses were $11.2 million and $7.3 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $3.9 million, or 53.5%, was primarily due to higher personnel costs to support product development and surgical planning AI initiatives.

Sales and Marketing Expenses

Sales and marketing expenses were $11.9 million and $7.9 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $4.1 million, or 51.5%, was primarily driven by a $1.5 million increase in personnel-related costs (including increased headcount, sales compensation and bonuses, and stock-based compensation), a $0.9 million increase in commissions to independent sales agents and $0.8 million increase in generic surgical instruments provided to independent sales representatives to support increased case volumes, and a $0.9 million increase in various marketing costs.

Sales and marketing expenses were $22.2 million and $14.6 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $7.6 million, or 52.1%, was primarily driven by a $2.9 million increase in personnel-related costs (including increased headcount, sales compensation and bonuses, and stock-based compensation), a $1.8 million increase in commissions to independent sales agents and $1.2 million increase in generic surgical instruments to support increased sales activity, and a $1.7 million increase in various marketing costs.

General and Administrative Expenses

General and administrative expenses were $7.6 million and $3.3 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $4.3 million, or 127.9%, was primarily driven by a $1.8 million increase in personnel-related costs to support business growth and compliance and operational requirements as a public company, a $1.4 million increase in professional service and legal fees to support corporate operations, compliance programs, and intellectual property and other ordinary course legal matters, and a $0.5 million increase in the provision for estimated uncollectible customer accounts.

General and administrative expenses were $13.8 million and $6.8 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $7.0 million, or 103.3%, was primarily driven by a $3.4 million increase in personnel-related costs to support business growth and compliance and operational requirements as a public company, a $1.6 million increase in professional service and legal fees to support corporate operations, compliance programs, and intellectual property and other ordinary course legal matters, and a $0.8 million increase in the provision for estimated uncollectible customer accounts.

Interest Expense

Interest expense was $0.3 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, as part of our credit facility with $15.6 million principal outstanding at each date. Interest expense was $0.6 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.

Interest Income

Interest income was $0.8 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $0.5 million, or 149.7%, was due to an increase in bank interest earned on our higher daily average cash and cash equivalent balances resulting from the proceeds from our IPO in July 2025, and from increased yields from purchases of short-term investments and marketable securities in the current period.

Interest income was $1.7 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $1.0 million, or 141.6%, was due to an increase in bank interest earned on our higher daily average cash and cash equivalent balances and increased yields from short-term investments and marketable securities in the current period.

Change in Fair Value of Warrant Liabilities

There was no change in fair value of warrant liabilities during the three months ended June 30, 2026 compared to a $0.2 million increase during the three months ended June 30, 2025, as the Company had no warrant liabilities outstanding during the current period.

There was no change in fair value of warrant liabilities during the six months ended June 30, 2026 compared to a $0.3 million increase during the six months ended June 30, 2025, as the Company had no warrant liabilities outstanding during the current period.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net loss for each of the periods indicated:

	Three Months Ended June 30,		$	%
	2026	2025	Change	Change
(in thousands, except percentages)
Net loss	$(10,510)	$(6,766)	$(3,744)	55.3%
Interest (income) expense	(526)	27	(553)	**
Income taxes	—	—	—	—
Depreciation and amortization	130	61	69	113.1%
EBITDA	(10,906)	(6,678)	(4,228)	63.3%
Stock-based compensation	2,271	258	2,013	780.2%
Change in fair value of warrant liabilities	—	237	(237)	(100.0)%
Adjusted EBITDA	$(8,635)	$(6,183)	$(2,452)	39.7%

**Change not meaningful

	Six Months Ended June 30,		$	%
	2026	2025	Change	Change
(in thousands, except percentages)
Net loss	$(19,206)	$(12,495)	$(6,711)	53.7%
Interest (income) expense	(1,106)	4	(1,110)	**
Income taxes	—	—	—	—
Depreciation and amortization	229	101	128	126.7%
EBITDA	(20,083)	(12,390)	(7,693)	62.1%
Stock-based compensation	3,900	433	3,467	800.7%
Change in fair value of warrant liabilities	—	270	(270)	(100.0)%
Adjusted EBITDA	$(16,183)	$(11,687)	$(4,496)	38.5%

**Change not meaningful

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception. We have historically financed operations primarily through the net proceeds that we have received from the sale of shares of our convertible preferred stock, borrowings under our debt facilities, and cash generated from the sales of aprevo interbody implants. On July 24, 2025, we completed our IPO and received $93.5 million in net proceeds, after deducting underwriting discounts and commissions and before additional offering expenses of $5.4 million paid by us. As of June 30, 2026, we had $89.3 million of cash, cash equivalents, restricted cash, short-term investments and marketable securities, $15.6 million of principal outstanding under our credit facility, and an accumulated deficit of $120.0 million.

Our losses have resulted from aggregate revenues that have not yet exceeded our aggregate cost of sales and operating expenses. We may continue to incur losses and expend significant amounts of cash in the foreseeable future as we continue to scale our business, invest in research and development activities, increase sales and marketing expenses to support commercial expansion, and increase general and administrative expenses associated with operating as a publicly traded company.

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

The maturity date of the Term Loan, as amended, is October 15, 2030, with an interest-only period through October 15, 2027, followed by principal repayment over 36 months thereafter. Upon achievement of a certain revenue milestone in June 2026, the interest-only period and repayment terms of the Term Loan were extended through April 15, 2028 followed by principal repayment over 30 months. Upon achievement of an additional revenue milestone, the interest-only period and repayment terms of the Term Loan may be further extended through October 15, 2028, followed by principal repayment over 24 months thereafter. The Non-Formula Revolving Line will mature on October 15, 2028. The applicable per annum interest rate is the greater of (a) WSJ Prime Rate + 0.25% or (b) 5.25%, which resulted in its 7.0% interest rate as of June 30, 2026.

As of June 30, 2026, $15.6 million of principal was outstanding under the Term Loan that will mature on October 15, 2030 and there were no borrowings outstanding under the Non-Formula Revolving Line. As of June 30, 2026, an aggregate $34.4 million is available for additional borrowing between the Term Loan and Non-Formula Revolving Line (with our achievement of requisite revenue milestone as of June 30, 2026). See Note 4—Debt in the accompanying notes to our unaudited Condensed Financial Statements for additional information regarding this credit facility.

On May 29, 2026, we entered into a letter agreement with Customers Bank that clarified the treatment of certain cash deposits for ongoing compliance with the Customers Loan Agreement and increased permitted credit card indebtedness and related cash collateral.

Future Funding Requirements

Based on our current operating plan, we believe our existing cash, cash equivalents, short-term investments, and marketable securities, and the expected cash generated from sales of our aprevo Technology Platform, and amounts currently available for future borrowings under our Customers Loan Agreement will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
(in thousands)
Net cash provided by (used in):
Net cash flows used in operating activities	$(20,365)	$(15,197)
Net cash used in investing activities	$(19,863)	$(910)
Net cash flows provided by financing activities	$679	$9,454

Operating activities

For the six months ended June 30, 2026, net cash used in operating activities was $20.4 million. We received $31.5 million from our customers for sales of the aprevo interbody implants in the six months ended June 30, 2026 and recognized $35.1 million of revenue, based on the period of performed surgical procedures with our devices. Cash payments to vendors during the six months ended June 30, 2026 totaled $30.6 million and payroll-related cash payments totaled $21.3 million.

For the six months ended June 30, 2025, net cash used in operating activities was $15.2 million. We received $19.0 million from our customers for sales of the aprevo interbody implants in the six months ended June 30, 2025, and recognized $22.3 million of revenue based on the period of performed surgical procedures with our devices. Cash payments to vendors during the six months ended June 30, 2025 totaled $21.2 million and payroll-related cash payments totaled $13.0 million.

Investing activities

For the six months ended June 30, 2026, net cash used in investing activities was $19.9 million, consisting primarily of purchases of marketable securities of $18.9 million, purchases of short-term investments of $12.0 million, and purchases of property and equipment and capitalized internal use software costs of $1.0 million. This was partially offset by the maturity and sale of short-term investments of $12.0 million.

For the six months ended June 30, 2025, net cash used in investing activities was $0.9 million and consisted primarily of purchases of property and equipment of $0.4 million, capitalized internal use software costs of $0.4 million, and payment of initial direct costs of $0.1 million for our new office operating lease entered into in May 2025.

Financing activities

For the six months ended June 30, 2026, net cash provided by financing activities was $0.7 million, consisting primarily of proceeds from the exercise of stock options of $0.5 million and proceeds from issuance of common stock under the employee stock purchase plan of $0.2 million.

For the six months ended June 30, 2025, net cash provided by financing activities was $9.5 million, consisting primarily of net proceeds from the issuance of Series C convertible preferred stock of $11.9 million and proceeds from the exercise of stock options of $0.2 million. This was partially offset by payments for professional services related to Series C convertible preferred stock and IPO offering costs of $2.6 million.

Contractual Obligations and Other Material Cash Commitments

Our contractual obligations as of June 30, 2026, include:

Debt

Total principal outstanding under the Customers Loan Agreement as of June 30, 2026, was $15.6 million under the Term Loan. The applicable per annum interest rate is the greater of (a) WSJ Prime Rate + 0.25% or (b) 5.25%. The Term Loan matures on October 15, 2030 and has an interest-only period that is presently through April 15, 2028, followed by principal repayment over 30 months thereafter. Upon achievement of a certain revenue milestone, the interest-only period may be extended through October 15, 2028 with principal repayment over 24 months to October 15, 2030 maturity.

Operating leases

As of June 30, 2026, contractual obligations for operating lease payments (substantially related to our Carlsbad, California office leases with lease terms to June 30, 2031) totaled $8.0 million and are due over 60 months after June 30, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls were effective at a reasonable assurance level as of June 30, 2026.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carlsmed, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated July 24, 2025 (File No. 001-42756)).
3.2	Amended and Restated Bylaws of Carlsmed, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated July 24, 2025 (File No. 001-42756)).
10.1*	Amended and Restated Non-Employee Director Compensation Policy
10.2*	Loan and Security Agreement Letter Agreement, dated May 29, 2026, by and between Carlsmed, Inc. and Customers Bank
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLSMED, INC.

Date: August 5, 2026	By:	/s/ Michael Cordonnier
Michael Cordonnier
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Leonard Greenstein
Leonard Greenstein
Chief Financial Officer
(Principal Financial and Accounting Officer)