Form 10-Q
period 2026-09-30
CARLSMED, INC.
filed 2026-11-10
CIK 1794546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 27,404,088 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our ability to advance our technology platform, which consists of artificial intelligence (“AI”)-enabled software solutions, interbody and fixation implants that we custom design for each patient’s unique pathology and vertebral bone topography, and single-use surgical instruments (the “Carlsmed Technology Platform”), and any potential future products through applicable regulatory approval processes;
•
our expectations regarding current and future product offerings, including the timing of any commercial launches of our product offerings;
•
existing regulations and regulatory developments in the United States and other jurisdictions;
•
our ability to maintain or improve our third-party payor reimbursement strategy;
•
our ability to attract and retain customers and surgeon users;
•
our expectations concerning orders for our products and utilization by existing hospitals and surgeons;
•
our expectations regarding the potential market size for the Carlsmed Technology Platform;
•
our ability to maintain our competitive technological advantages;
•
our intentions to pursue adjacent and international markets;
•
our ability to continue improving our products and technology;
•
our commercialization and marketing capabilities and strategies;
•
our ability to maintain or reduce the manufacturing times of our contract manufacturing organizations (“CMOs”);
•
our reliance on a limited number of CMOs;
•
the implementation of our business model and strategic plans for our business and products and technology;
•
our relationships with, and the capabilities of, our suppliers;
•
the scope of protection we are able to establish, maintain and enforce with respect to the intellectual property rights covering our products;
•
our ability to effectively manage our growth;
•
the increased expenses associated with being a public company;
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”);
•
estimates of our expenses, future revenue, capital requirements, our needs for additional financing, and our ability to obtain additional capital;
•
our future financial performance; and
•
those other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2026 (the “Annual Report”), and in periodic reports that we file with the SEC, and our reports to stockholders. These filings are available at www.sec.gov and on our website at https://www.carlsmed.com.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CARLSMED, INC.

CONDENSED BALANCE SHEETS

(in thousands, except for share and par value amounts)

(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$35,945	$85,793
Restricted cash	100	100
Short-term investments	24,000	24,000
Marketable securities	20,262	—
Accounts receivable, net of allowances of $1,495 and $1,653, as of September 30, 2026 and December 31, 2025, respectively	16,884	11,362
Inventory	2,987	1,845
Prepaid expenses and other current assets	5,377	3,573
Total current assets	105,555	126,673
Property and equipment, net	3,611	1,487
Operating lease right-of-use assets	5,707	1,826
Other assets	397	134
Total assets	$115,270	$130,120

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,311	$4,481
Accrued liabilities	6,766	3,287
Accrued compensation	7,371	5,760
Short-term operating lease liabilities	789	752
Total current liabilities	18,237	14,280
Long-term portion of term loan, net	15,400	15,346
Long-term operating lease liabilities	5,596	1,316
Other long-term liabilities	363	309
Total liabilities	39,596	31,251
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 600,000,000 shares authorized and 27,387,646 shares issued and outstanding as of September 30, 2026; 600,000,000 shares authorized, 26,664,243 shares issued, and 26,604,505 shares outstanding as of December 31, 2025	—	—
Additional paid-in capital	207,968	199,674
Accumulated deficit	(132,256)	(100,805)
Accumulated other comprehensive loss	(38)	—
Total stockholders’ equity	75,674	98,869
Total liabilities and stockholders’ equity	$115,270	$130,120

The accompanying notes are an integral part of these Condensed Financial Statements.

CARLSMED, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$21,554	$13,074	$56,610	$35,346
Cost of sales	4,889	3,147	12,978	8,914
Gross profit	16,665	9,927	43,632	26,432
Operating expenses:
Research and development	6,380	4,445	17,598	11,755
Sales and marketing	13,004	9,610	35,221	24,218
General and administrative	9,982	4,907	23,826	11,715
Total operating expenses	29,366	18,962	76,645	47,688
Loss from operations	(12,701)	(9,035)	(33,013)	(21,256)
Other income (expense):
Interest expense	(316)	(380)	(940)	(1,100)
Interest income	772	954	2,502	1,670
Change in fair value of warrant liabilities	—	(65)	—	(335)
Total other income (expense), net	456	509	1,562	235
Net loss	(12,245)	(8,526)	(31,451)	(21,021)
Deemed dividend to preferred stockholders	—	—	—	(584)
Net loss attributable to common stockholders	$(12,245)	$(8,526)	$(31,451)	$(21,605)

Net loss	$(12,245)	$(8,526)	$(31,451)	$(21,021)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	(21)	—	(38)	—
Total other comprehensive loss	(21)	—	(38)	—
Total comprehensive loss	$(12,266)	$(8,526)	$(31,489)	$(21,021)

Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.40)	$(1.16)	$(2.15)
Weighted-average number of common shares used to compute basic and diluted net loss per share	27,303,162	21,081,330	27,104,729	10,051,623

The accompanying notes are an integral part of these Condensed Financial Statements.

CARLSMED, INC.

CONDENSED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity (Deficit)
Balance as of December 31, 2025	—	$—	—	$—	—	$—	26,604,505	$—	$199,674	$(100,805)	$—	$98,869
Vesting of early exercised stock options	—	—	—	—	—	—	8,961	—	10	—	—	10
Cashless exercise of warrants	—	—	—	—	—	—	30,366	—	—	—	—	—
Exercise of vested stock options	—	—	—	—	—	—	537,669	—	436	—	—	436
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,629	—	—	1,629
Net loss	—	—	—	—	—	—	—	—	—	(8,696)	—	(8,696)
Balance as of March 31, 2026	—	$—	—	$—	—	$—	27,181,501	$—	$201,749	$(109,501)	$—	$92,248
Vesting of early exercised stock options	—	—	—	—	—	—	8,961	—	11	—	—	11
Exercise of vested stock options	—	—	—	—	—	—	10,019	—	36	—	—	36
Issuance of common stock in connection with the employee stock purchase plan	—	—	—	—	—	—	25,278	—	207	—	—	207
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,271	—	—	2,271
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	—	—	—	—	(10,510)	—	(10,510)
Balance as of June 30, 2026	—	$—	—	$—	—	$—	27,225,759	$—	$204,274	$(120,011)	$(17)	$84,246
Vesting of early exercised stock options	—	—	—	—	—	—	41,816	—	49	—	—	49
Exercise of vested stock options	—	—	—	—	—	—	96,963	—	367	—	—	367
Issuance of common stock for vested RSUs	—	—	—	—	—	—	23,108	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,278	—	—	3,278
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(21)	(21)
Net loss	—	—	—	—	—	—	—	—	—	(12,245)	—	(12,245)
Balance as of September 30, 2026	—	$—	—	$—	—	$—	27,387,646	$—	$207,968	$(132,256)	$(38)	$75,674

The accompanying notes are an integral part of these Condensed Financial Statements.

CARLSMED, INC.

CONDENSED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity (Deficit)
Balance as of December 31, 2024	4,902,814	$13,578	4,335,051	$29,801	4,890,123	$52,847	4,139,219	$—	$541	$(71,171)	$—	$(70,630)
Issuance of Series C convertible preferred stock, net of issuance costs of $80	—	—	—	—	1,117,743	12,503	—	—	—	—	—	—
Deemed dividend related to issuance of Series C convertible preferred stock	—	—	—	—	—	—	—	—	(584)	—	—	(584)
Vesting of early exercised stock options	—	—	—	—	—	—	8,960	—	10	—	—	10
Exercise of vested stock options	—	—	—	—	—	—	422,364	—	149	—	—	149
Stock-based compensation expense	—	—	—	—	—	—	—	—	175	—	—	175
Net loss	—	—	—	—	—	—	—	—	—	(5,729)	—	(5,729)
Balance as of March 31, 2025	4,902,814	$13,578	4,335,051	$29,801	6,007,866	$65,350	4,570,543	$—	$291	$(76,900)	$—	$(76,609)
Vesting of early exercised stock options	—	—	—	—	—	—	8,960	—	10	—	—	10
Exercise of vested stock options	—	—	—	—	—	—	24,253	—	34	—	—	34
Stock-based compensation expense	—	—	—	—	—	—	—	—	258	—	—	258
Net loss	—	—	—	—	—	—	—	—	—	(6,766)	—	(6,766)
Balance as of June 30, 2025	4,902,814	$13,578	4,335,051	$29,801	6,007,866	$65,350	4,603,756	$—	$593	$(83,666)	$—	$(83,073)
Conversion of convertible preferred stock into common stock on initial public offering	(4,902,814)	(13,578)	(4,335,051)	(29,801)	(6,007,866)	(65,350)	15,245,731	—	108,729	—	—	108,729
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering costs of $12,446	—	—	—	—	—	—	6,700,000	—	88,054	—	—	88,054
Reclassification of warrants from liability classified to equity classified	—	—	—	—	—	—	—	—	760	—	—	760
Cashless exercise of warrants	—	—	—	—	—	—	25,184	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	8,960	—	11	—	—	11
Exercise of vested stock options	—	—	—	—	—	—	446	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	704	—	—	704
Net loss	—	—	—	—	—	—	—	—	—	(8,526)	—	(8,526)
Balance as of September 30, 2025	—	$—	—	$—	—	$—	26,584,077	$—	$198,852	$(92,192)	$—	$106,660

The accompanying notes are an integral part of these Condensed Financial Statements.

CARLSMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(31,451)	$(21,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355	183
Stock-based compensation	7,178	1,137
Non-cash interest	108	163
Gain on termination of lease	(52)	—
Loss on remeasurement of warrant liabilities	—	335
Non-cash lease expense	643	376
Provision for credit losses	1,260	362
Provision for excess and obsolete inventory	1,802	1,337
Accretion of discount on marketable securities	(198)	—
Other non-cash items	111	17
Changes in operating assets and liabilities:
Accounts receivable, net	(6,782)	(4,893)
Inventory	(2,944)	(1,681)
Prepaid expenses and other assets	(1,847)	(2,138)
Accounts payable	(1,957)	683
Accrued liabilities	3,549	530
Accrued compensation	1,610	1,139
Lease liabilities	(424)	(185)
Net cash used in operating activities	(29,039)	(23,656)

Cash flows from investing activities:
Purchase of short-term investments	(12,000)	—
Proceeds from maturities of short-term investments	12,000	—
Purchase of marketable securities	(23,602)	—
Proceeds from maturities of marketable securities	3,500	—
Purchase of property and equipment	(483)	(569)
Capitalized internal use software costs	(1,075)	(558)
Payment of initial direct costs related to operating leases	—	(126)
Net cash used in investing activities	(21,660)	(1,253)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	93,465
Payments for deferred offering costs	(195)	(5,411)
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	11,919
Proceeds from exercises of stock options	839	184
Proceeds from employee stock plan purchases	207	—
Net cash provided by financing activities	851	100,157

(Decrease) increase in cash, cash equivalents, and restricted cash	(49,848)	75,248
Cash, cash equivalents, and restricted cash at beginning of the period	85,893	40,225
Cash, cash equivalents, and restricted cash at end of the period	$36,045	$115,473

CARLSMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosure of Noncash Investing and Financing Activities:
Conversion of convertible preferred stock upon initial public offering	$—	$108,729
Reclassification of warrants from liability classified to equity classified	$—	$760
Right-of-use assets obtained in exchange for lease liabilities	$5,027	$593
Property and equipment obtained in exchange for lease liability	$270	$—
Vesting of early exercised common stock options	$70	$31
Purchases of property and equipment in accounts payable and accrued liabilities	$385	$—
Capitalized internal use software included in accounts payable and accrued liabilities	$505	$—
Cash, Cash Equivalents, and Restricted Cash Information:
Cash and cash equivalents, beginning of period	$85,793	$40,125
Restricted cash, beginning of period	100	100
Cash, cash equivalents, and restricted cash, beginning of period	85,893	40,225
Cash and cash equivalents, end of period	35,945	115,373
Restricted cash, end of period	100	100
Cash, cash equivalents, and restricted cash, end of period	$36,045	$115,473

The accompanying notes are an integral part of these Condensed Financial Statements.

CARLSMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization

Description of Business

Carlsmed, Inc. (the “Company”) is a medical technology company pioneering artificial intelligence ("AI")-enabled personalized spine surgery solutions with a mission to improve outcomes and decrease the cost of healthcare for spine surgery and beyond. The Company was incorporated in Delaware in June 2018 and is headquartered in Carlsbad, California. The Company designs, manufactures, and markets the Carlsmed Technology Platform for spine fusion surgery procedures that are performed at hospitals and ambulatory surgical centers.

This platform (the “Carlsmed Technology Platform”) includes proprietary surgical planning software, using outcomes-based algorithms that are aided with artificial intelligence, and resulting patient-specific implants for spine surgery. This platform provides each patient with personalized alignment to address their unique pathology and anatomy.

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

In November 2024, the FDA 510(k) cleared the aprevo interbody implants for cervical spine fusion surgery as part of the FDA-cleared Carlsmed Technology Platform, and in December 2025, the Company commenced the U.S. launch of the Carlsmed Technology Platform for cervical fusion surgeries. Also in December 2025, the Company received FDA 510(k) clearance for accompanying personalized cervical plating solutions. In February 2026, the Company completed the first personalized corra cervical plating procedure and expects to commercially launch the corra cervical plating system in December 2026.

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

Liquidity and Capital Resources

As of September 30, 2026, the Company had $80.3 million of cash, cash equivalents, restricted cash, short-term investments, and marketable securities, $15.6 million debt outstanding under its loan and security agreement with Customers Bank (the “Customers Loan Agreement”), and an accumulated deficit of $132.3 million.

The Company expects to continue to generate operating losses for the foreseeable future as it continues to expand commercial operations and develop its product portfolio. The Company believes that its existing cash on hand and access to capital will be sufficient to meet anticipated capital requirements for its operations for at least 12 months from the date of the issuance of the accompanying unaudited Condensed Financial Statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Financial Statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of Financial Statements. In the opinion of the Company’s management, the accompanying unaudited Condensed Financial Statements and notes have been prepared on the same basis as the audited Financial Statements for the year ended December 31, 2025, and include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented.

The accompanying unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited annual Financial Statements and notes thereto as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2026. The Company’s results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period.

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

Cash and Cash Equivalents

“Cash and cash equivalents” in the accompanying Condensed Balance Sheets consist of bank deposits and highly liquid investments, including money market fund accounts, U.S. Treasury securities, corporate bonds, commercial paper, and certificates of deposit, with original maturities of three months or less from the purchase date. The carrying amounts reported in the accompanying Condensed Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Restricted Cash

“Restricted cash” in the accompanying Condensed Balance Sheets as of September 30, 2026 and December 31, 2025 represents cash held as collateral for the Company’s facility leases.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell the security or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income, net in the Condensed Statements of Operations and Comprehensive Loss. If neither of these criteria are met, the Company evaluates whether the decline in fair value below amortized cost is due to credit or non-credit-related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit-related unrealized losses are recognized as an allowance for expected credit losses of available-for-sale securities on the Condensed Balance Sheets with a corresponding charge in other income, net in the Condensed Statements of Operations and Comprehensive Loss. Non-credit-related unrealized losses are included in accumulated other comprehensive loss on the Condensed Balance Sheets.

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

The Company maintained an allowance for credit losses on accounts receivable of $1.5 million and $1.7 million as of September 30, 2026 and December 31, 2025, respectively. The Company recorded a provision for credit losses of $0.1 million and less than $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $1.3 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes the activity in the Company's allowance for credit losses on accounts receivables for the nine months ended September 30, 2026 (in thousands):

Nine Months Ended September 30, 2026
Balance as of January 1, 2026	$1,653
Provision for credit losses	1,260
Receivables written off	(1,418)
Balance as of September 30, 2026	$1,495

Concentrations of Financial Instrument Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents in deposits at financial institutions that may exceed federally insured limits and certain accounts receivable balances. Risks associated with cash and cash equivalents are mitigated by banking with creditworthy institutions with platforms that administer deposits across multiple banks within federally insured limits. Additionally, the Company invests cash in certificates of deposit through the Certificate of Deposit Account Registry Service (“CDARS”) account. Under the CDARS program, large deposits are allocated among multiple Federal Deposit Insurance Corporation (“FDIC”) insured member banks in increments of less than $250,000 per institution. As a result, substantially all such deposits are eligible for FDIC insurance coverage. The Company also invests in U.S. Treasury securities, corporate bonds, commercial paper, and money market funds through a managed investment account. The Company limits its credit risk related to these investments by investing in highly rated securities in accordance with its investment policy.

The Company mitigates potential losses from uncollectible accounts receivable through its credit approval and ongoing collection and customer monitoring activities. To date, the Company has not experienced any losses on its financial instruments and believes that it has adequately recorded allowances for uncollectible accounts receivable in each reported period.

As of September 30, 2026 and December 31, 2025, the Company did not have accounts receivable balances from any one customer exceeding 10% of total accounts receivable. The Company did not have revenue from any one customer exceeding 10% of total revenue for the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025.

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

(in thousands)	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2026
Cash equivalents:
Money market funds	$10,778	$10,778	$—	$—
Certificates of deposit	24,000	—	24,000	—
Total cash equivalents	34,778	10,778	24,000	—
Short-term investments:
Certificates of deposit	24,000	—	24,000	—
Total short-term investments	24,000	—	24,000	—
Marketable securities:
U.S. Treasury securities	2,988	—	2,988	—
Corporate bonds	10,784	—	10,784	—
Commercial paper	6,490	—	6,490	—
Total marketable securities	20,262	—	20,262	—
Total financial assets	$79,040	$10,778	$68,262	$—

As of December 31, 2025
Cash equivalents:
Money market funds	$60,738	$60,738	$—	$—
Certificates of deposit	24,036	—	24,036	—
Total cash equivalents	84,774	60,738	24,036	—
Short-term investments:
Certificates of deposit	24,000	—	24,000	—
Total short-term investments	24,000	—	24,000	—
Total financial assets	$108,774	$60,738	$48,036	$—

The following tables summarize the estimated fair value of the Company's available-for-sale debt securities and the gross unrealized gains and losses (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities:
U.S. Treasury securities	$2,990	$—	$(2)	$2,988
Corporate bonds	10,809	—	(25)	10,784
Commercial paper	6,501	—	(11)	6,490
Total marketable securities	$20,300	$—	$(38)	$20,262

The Company did not have available-for-sale debt securities as of December 31, 2025. The fair value of available-for-sale marketable securities by contractual maturities as of September 30, 2026 are presented in the following table (in thousands):

	September 30, 2026
	Amortized Cost	Fair Value
Less than one year	$18,217	$18,187
Due in 1 - 5 years	2,083	2,075
Total	$20,300	$20,262

For available-for-sale securities in an unrealized loss position, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. Accordingly, during the three and nine months ended September 30, 2026, the Company did not recognize any impairment losses.

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

The components of reported “inventory” are as follows:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Finished goods	$2,909	$1,788
Work in process	78	57
Total	$2,987	$1,845

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

Immediately prior to the IPO, the Series B Warrant and Series C Warrants were exercisable into up to 58,420 and 20,375 shares of Series B convertible preferred stock and Series C convertible preferred stock, respectively. In conjunction with the IPO, all of the outstanding shares of convertible preferred stock were converted into common stock. As a result, the Series B Warrant and Series C Warrant that had previously been exercisable for convertible preferred stock became exercisable for common stock. Upon the closing of the IPO on July 24, 2025, the Series B Warrant that was exercisable into 52,776 shares of common stock and the Series C Warrant that was exercisable into 5,093 shares of common stock met the criteria for equity classification and accordingly were reclassified from liabilities to equity. The remainder of shares under each warrant were contingently exercisable on specified revenue and loan draw milestones and remained classified as liabilities because they did not meet the criteria for equity classification.

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

As of December 31, 2025, the Company no longer had any warrants outstanding that were classified as liabilities. During the nine months ended September 30, 2026, Customers Bank exercised the Series B Warrant and Series C Warrant on a cashless basis, resulting in the issuance of 30,366 shares of common stock. As a result of the exercise, the Series B Warrant and Series C Warrant are no longer outstanding.

The fair value of the warrant liabilities was determined based on significant inputs not observable in the market, which represents a “Level 3” measurement within the fair value hierarchy. Prior to the IPO, the fair values of the warrant liabilities were measured using the “hybrid method.” The hybrid method is often used when a company is expecting a liquidity event in the near future and is a combination of the option-pricing and probability-weighted expected return methods. Estimates and assumptions impacting the fair value measurement included the fair value per share of the underlying shares of convertible preferred stock, the remaining contractual term of the warrants, and the probability of the number of shares the warrants will become exercisable into. The most significant assumption in the model impacting the fair value of the warrants was the fair value of the Company’s convertible preferred stock as of each remeasurement date. Subsequent to the IPO, the fair value of the warrant liabilities was measured using the Black-Scholes option pricing model.

There were no warrant liabilities outstanding as of or during the nine months ended September 30, 2026. A summary of the changes in the total fair value of the warrant liabilities for the nine months ended September 30, 2025, is as follows:

(in thousands)	Warrant Liabilities
Fair value as of December 31, 2024	$457
Change in fair value of warrant liabilities	335
Reclassification of warrants from liability classified to equity classified	(760)
Fair value as of September 30, 2025	$32

Comprehensive Loss

Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders. The Company’s other comprehensive loss consists of unrealized gains and losses on available-for-sale debt securities which are excluded from the reported net loss and presented in the Condensed Statements of Operations and Comprehensive Loss.

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

3. Balance Sheet Account Detail

The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:

Property and Equipment, Net

The components of “property and equipment, net” as of September 30, 2026 and December 31, 2025 are as follows:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Office equipment	$661	$671
Furniture and fixtures	406	144
Leasehold improvements	176	355
Construction in progress and equipment deposits	2,427	524
Research and laboratory equipment	198	—
Software	537	319
Total	4,405	2,013
Less: accumulated depreciation	(794)	(526)
Property and equipment, net	$3,611	$1,487

“Depreciation expense” for each of the three months ended September 30, 2026 and 2025 was $0.1 million. “Depreciation expense” for the nine months ended September 30, 2026 and 2025 was $0.4 million and $0.2 million, respectively. The Company has not recognized any impairment loss for any long-lived assets for the three and nine months ended September 30, 2026 and 2025.

Accrued Liabilities

The components of “accrued liabilities” as of September 30, 2026 and December 31, 2025 are as follows:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Accrued sales agent commissions	$2,526	$1,793
Accrued professional and legal fees	3,012	560
Other accrued expenses	1,228	934
Total accrued liabilities	$6,766	$3,287

4. Debt

Customers Bank Credit Facility

In December 2022, the Company entered into a loan and security agreement with Signature Bank, which was subsequently succeeded by Customers Bank (the “Customers Loan Agreement”). Under various amendments to the Customers Loan Agreement, the Company issued the lender a warrant that was exercisable for up to 58,420 shares of Series B convertible preferred stock at an exercise price of $6.93 per share (the “Series B Warrant”) and a warrant that was exercisable for up to 20,375 shares of Series C convertible preferred stock at an exercise price of $10.74 per share (“Series C Warrant”). The number of shares exercisable under the Series B Warrant and Series C Warrant were subject to certain revenue and debt draw milestones. In connection with the close of the Company's IPO on July 24, 2025, all of the outstanding shares of convertible preferred stock were converted into common stock. As a result, the warrants to purchase convertible preferred stock became exercisable into shares of common stock. Refer to Note 2 for additional information regarding the reclassification of certain warrants from liability classified to equity classified during the year ended December 31, 2025 as well as the exercise of the Series B Warrant and Series C Warrant during the nine months ended September 30, 2026.

On October 29, 2025, the Company amended the Customers Loan Agreement (the “Fifth Amendment”) to expand the credit facility to include (i) a term loan in the principal amount of up to $50.0 million (the “Term Loan”), $17.5 million of which is contingent upon the achievement of requisite revenue milestones, and (ii) a $10.0 million non-formula revolving line of credit (the “Non-Formula Revolving Line”), provided that the aggregate borrowings under the Term Loan and the Non-Formula Revolving Line may not exceed $50.0 million. The maturity date of the Term Loan was extended to October 15, 2030, with an interest-only period through October 15, 2027, followed by principal repayment over 36 months thereafter. Upon achievement of a certain revenue milestone in June 2026, the interest-only period and repayment terms of the Term Loan were extended through April 15, 2028 followed by principal repayment over 30 months and the available borrowing capacity under the Term Loan increased by $7.5 million. Upon achievement of an additional revenue milestone, the interest-only period and repayment terms of the Term Loan may be further extended through October 15, 2028, followed by principal repayment over 24 months thereafter. The Non-Formula Revolving Line will mature on October 15, 2028. The applicable per annum interest rate did not change as a result of the Fifth Amendment and remains as the greater of (a) WSJ Prime Rate + 0.25% or (b) 5.25%, and resulted in a 7.25% interest rate as of September 30, 2026.

On December 23, 2025, the Company amended the Customers Loan Agreement (the “Sixth Amendment”) to permit the Company to maintain certain limited deposit accounts outside of Customers Bank. No other terms of the Customers Loan Agreement were affected by the Sixth Amendment.

On May 29, 2026, the Company entered into a letter agreement with Customers Bank (the “Letter Agreement”) in connection with the Customers Loan Agreement. The Letter Agreement provides that certificates of deposit held through the CDARS program and linked to a deposit account with Customers Bank are considered accounts maintained at the bank and qualify as unrestricted cash for purposes of compliance with the Customers Loan Agreement. The Letter Agreement also increased the maximum amount of permitted credit card indebtedness and related cash collateral accounts from $0.5 million to $1.0 million. The Letter Agreement did not modify the interest rate, maturity date, repayment terms or other material economic terms.

The Fifth and Sixth Amendments and Letter Agreement were accounted for as debt modifications with no gain or loss recognized. The carrying value of amounts outstanding under the Customers Loan Agreement approximates its fair value as of September 30, 2026. The fair value of the Term Loan is classified as a Level 2 measurement as it is based on observable market inputs, including interest rates charged for similar financial instruments with comparable terms and maturities.

As of September 30, 2026, $15.6 million of principal was outstanding under the Term Loan that will mature on October 15, 2030 and there were no borrowings outstanding under the Non-Formula Revolving Line. As of September 30, 2026, an aggregate $34.4 million remained available for borrowing under the Term Loan and the Non-Formula Revolving Line, net of amounts outstanding of $15.6 million. The Company was in compliance with all applicable Customers Loan Agreement covenants.

Interest expense on the Customers Loan Agreement was $0.3 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively. Of these amounts, less than $0.1 million and $0.1 million were related to amortization of the debt discount and issuance costs for the three months ended September 30, 2026 and 2025, respectively. Interest expense on the Customers Loan Agreement was $0.9 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively. Of these amounts, $0.1 million and $0.2 million were related to amortization of the debt discount and issuance costs for the nine months ended September 30, 2026 and 2025, respectively. The effective interest rate was 7.81% as of September 30, 2026.

The following table summarizes contractual principal payments as of September 30, 2026:

Year ending December 31,	(in thousands)
Remainder of 2026	$—
2027	—
2028	4,167
2029	6,250
2030	5,208
Total future principal payments	15,625
Unamortized issuance costs	(225)
Total term loan, net	$15,400

5. Common Stock

In accordance with the Company’s Amended and Restated Certificate of Incorporation dated July 24, 2025, the Company is authorized to issue two classes of capital stock—common stock and preferred stock. The Company shall have authority to issue 600,000,000 shares of common stock with par value of $0.00001 per share and 10,000,000 shares of preferred stock with par value of $0.00001 per share. As of September 30, 2026, the Company does not have any issued or outstanding shares of preferred stock.

Common stock reserved for future issuance as of September 30, 2026, consisted of the following:

As of September 30, 2026
Common stock options outstanding	2,597,421
RSUs outstanding	1,163,695
PSUs outstanding (1)	909,324
Shares available for future issuance under the 2025 Plan	2,171,571
Shares available for future issuance under the 2025 Employee Stock Purchase Plan	640,113
Total common stock reserved for future issuance	7,482,124

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

6. Stock-Based Compensation

The recognition of compensation cost in the Company’s accompanying Condensed Statements of Operations and Comprehensive Loss for all stock-based compensation arrangements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
General and administrative	$1,854	$355	$3,601	$522
Research and development	803	211	2,022	366
Sales and marketing	583	138	1,463	249
Cost of sales	38	—	92	—
Total	$3,278	$704	$7,178	$1,137

Overview of Stock Plans and Award Terms

On July 10, 2025, the Board of Directors adopted, and the Company’s stockholders approved, the Carlsmed, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which became effective on July 21, 2025. The 2025 Plan replaced the Carlsmed, Inc. 2019 Equity Incentive Plan (the “2019 Plan”). The Board of Directors determined to not make any further equity award grants under the 2019 Plan following the closing of the IPO, though the 2019 Plan will continue to govern outstanding awards granted under it.

The 2025 Plan allows the Company to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards. As of September 30, 2026, there were 2,171,571 remaining shares available for issuance under the 2025 Plan.

The exercise price of a share subject to a stock option may not be less than the fair market value of a share of the Company’s common stock at the grant date. Stock options granted to employees typically vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly or quarterly basis thereafter. The vesting of stock option awards is subject to continued employment and stock options have a maximum term of 10 years. Expense is recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss on a straight-line basis over each award’s vesting period. Stock option awards may be subject to vesting acceleration in connection with a “Change in Control” or “Corporate Transaction,” as defined in the respective 2025 and 2019 Plans.

Certain stock options granted under the 2019 Plan allowed for their exercise prior to vesting (“early exercise”). For these awards, in the event of employee termination, the Company has the right, but not the obligation, to repurchase the portion of unvested stock at the lower of the exercise price or the then-current fair value. A liability is recorded within “accrued liabilities” on the accompanying Condensed Balance Sheets that is equal to the cash received for these early exercises, and this liability is reduced as vesting occurs. Unvested shares that have been early exercised are reflected in “common shares issued” but excluded from “common shares outstanding” on the accompanying Condensed Financial Statements. As of September 30, 2026, no shares of early exercised stock options were outstanding as a result of the modification described below. As of December 31, 2025, 59,738 shares of early exercised stock options were outstanding, representing an early exercise liability of $0.1 million.

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

On September 28, 2026, the Company granted 89,286 RSUs and 180,137 stock options as inducement awards outside of the 2025 Plan to the Company’s incoming Chief Financial Officer. The stock options will vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The RSUs will vest over a three-year period. Subsequent to September 30, 2026, the Company granted 63,735 RSUs and 132,464 stock options as inducement awards outside of the 2025 Plan to the Company’s incoming Chief Product and AI Officer on October 1, 2026. The stock options will vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The RSUs will vest over a three-year period.

Modifications

On September 29, 2026 (the “Modification Date”), the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with its former Chief Financial Officer (the “Former Executive”), whose employment with the Company terminated effective September 25, 2026 (the “Separation Date”) that modified the terms of certain of the Former Executive’s outstanding equity awards. The Company also entered into an advisory agreement with the Former Executive under which the Former Executive will provide advisory services to the Company through December 31, 2026 (the “Advisory Term”) unless earlier terminated or extended by mutual agreement.

Under the Separation Agreement, the Company modified the following awards held by the Former Executive:

•
Accelerated the vesting of 32,856 unvested shares purchased by early exercise of stock options granted under the 2019 Plan;
•
Accelerated the vesting of 19,176 unvested stock options granted under the 2019 Plan, which remain exercisable until 90 days after the end of the Advisory Term;
•
Accelerated the vesting of 26,786 unvested stock options granted under the 2025 Plan, and extended the post-termination exercise period of these options, together with 17,857 options that had already vested before the Separation Date, from 90 days to 12 months following the Separation Date; and
•
Accelerated the vesting of 11,244 RSUs granted under the 2025 Plan.

The Company accounted for these changes as modifications under ASC 718, Compensation — Stock Compensation. The Company recognized total incremental stock-based compensation expense of $1.0 million related to the modifications during the three and nine months ended September 30, 2026, which is included in general and administrative expense in the accompanying Condensed Statements of Operations and Comprehensive Loss. As of September 30, 2026, there is no unrecognized stock-based compensation expense related to the modified awards. For modified awards that were expected to vest under their original terms immediately before the Modification Date, the incremental stock-based compensation expense was calculated as the excess of the fair value of the modified awards over the fair value of the original awards on the Modification Date. For modified awards that were not expected to vest under their original terms, the incremental stock-based compensation expense was based on the modified awards’ fair value on the Modification Date.

Stock Options

The following summarizes stock option activity for the Company for the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	3,151,787	$6.26	8.3	$21,526
Granted	264,782	14.15
Exercised	(644,651)	1.30
Forfeited	(174,497)	9.52
Outstanding at September 30, 2026	2,597,421	$8.07	8.0	$16,385
Vested and Exercisable at September 30, 2026	1,001,731	$5.48	6.7	$8,806

The weighted average grant date fair value of options granted during the three months ended September 30, 2026 and 2025 was $7.87 and $7.69 per share, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $7.66 and $4.72 per share, respectively. The total fair value of options that vested during the three months ended September 30, 2026 and 2025 was $1.2 million and $0.2 million, respectively, based on the grant date fair value. For the nine months ended September 30, 2026 and 2025, the total fair value of options that vested was $2.4 million and $0.4 million, respectively, based on the grant date fair value.

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2026 and 2025 was $1.0 million and less than $0.1 million, respectively. For the nine months ended September 30, 2026 and 2025, the aggregate intrinsic value of stock options exercised was $7.5 million and $1.8 million, respectively.

The Company recorded stock-based compensation expense for stock options of $1.4 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense for stock options of $2.6 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $7.7 million of unrecognized compensation for unvested stock options, and the weighted-average period over which this remaining compensation cost will be recognized is 2.7 years.

The grant date fair value of the options is determined using an option pricing model. The assumptions that were used in estimating the grant date fair value of stock options under the option pricing method for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected stock price volatility (1)	50.4%	44.0%	50.4%	43.9%
Risk-free interest rate (2)	5.01%	3.97%	4.83%	4.17%
Expected annual dividend yield (3)	0.0%	0.0%	0.0%	0.0%
Expected term (years) (4)	6.11	6.05	6.03	6.02

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

Restricted Stock Units

The following summarizes the RSU activity for the Company for the nine months ended September 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2025	69,332	$15.00
Granted	1,176,185	$12.45
Vested	(23,108)	$15.00
Forfeited	(58,714)	$12.90
Non-vested - September 30, 2026	1,163,695	$12.52

The Company recorded stock-based compensation expense for RSUs of $1.3 million and $3.1 million for the three and nine months ended September 30, 2026, respectively. The Company recorded stock-based compensation expense for RSUs of $0.1 million for the three and nine months ended September 30, 2025. As of September 30, 2026, there was $11.7 million of unrecognized compensation for unvested RSUs, and the weighted-average period over which this remaining compensation cost will be recognized is 2.4 years.

Performance Stock Units (RSUs with performance and/or market conditions)

During the nine months ended September 30, 2025, the Company granted 112,478 PSUs to an employee that have a contractual term of four years and vest upon the satisfaction of performance, market, and service conditions. The performance conditions required either (1) the completion of an initial public offering where the Company’s stock is listed on an established stock exchange or (2) the occurrence of a corporate transaction, such as a merger, acquisition, or similar liquidity event. The market condition is based on the achievement of share price targets following the completion of an initial public offering or on the date of a corporate transaction. The service condition requires the employee to provide continued service through the achievement of both the performance and market conditions. The grant date fair value of such PSUs was determined using a Monte Carlo simulation methodology, which takes into consideration the probability of achievement of the market conditions.

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

During the nine months ended September 30, 2026, the Company awarded PSUs under the 2025 Plan that vest based on the achievement of performance or market conditions, subject to continued service through the applicable vesting date. The PSUs are comprised of (i) Revenue-Based PSUs, which vest based on the achievement of specified annual revenue targets over stated performance periods and continued service, and (ii) TSR-Based PSUs, which vest based on the Company’s total shareholder return relative to the S&P Healthcare Equipment Select Industry Index over a three-year performance period ending December 31, 2028, with continued service required through January 1, 2029. Payouts for both the Revenue-Based PSUs and TSR-Based PSUs range from 0% to 200% of target depending on achievement of the applicable vesting conditions. The Revenue-Based PSUs are comprised of two equal tranches. The first tranche of the Revenue-Based PSUs (“Tranche 1 Revenue-Based PSUs”) contains a performance condition based on specified revenue targets evaluated over a one year performance period from January 1, 2026 through December 31, 2026 and continued service through January 1, 2028. The second tranche of Revenue-Based PSUs (“Tranche 2 Revenue-Based PSUs”) contains a performance condition based on specified revenue targets evaluated over a one year performance period from January 1, 2027 through December 31, 2027 and continued service through January 1, 2029. Although the Tranche 2 Revenue-Based PSUs have been legally awarded, the performance measures have not yet been established and therefore are not considered granted from an accounting perspective. Accordingly, no compensation cost is recorded for the Tranche 2 Revenue-Based PSUs until such time the performance measures are established and the awards are considered granted from an accounting perspective.

The grant-date fair value of the Tranche 1 Revenue-Based PSUs is based on the underlying stock price on the grant date. The grant-date fair value of the TSR-Based PSUs was determined using a Monte Carlo simulation based on significant inputs not observable in the market, which represents a “Level 3” measurement within the fair value hierarchy. The significant inputs are listed below:

TSR-Based PSUs Granted January 2026 - Monte Carlo Simulation Model
Stock price - on grant date	$12.84
Risk-free rate	3.65%
Expected term	2.9 years
Equity volatility rate	55%

The following summarizes the PSU activity for the Company for the nine months ended September 30, 2026:

	Number of PSUs (1)	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2025	112,478	$3.14
Granted	554,250	$11.57
Forfeited	(56,221)	$11.57
Non-vested - September 30, 2026	610,507	$10.02

(1)
Revenue-Based PSUs and TSR-Based PSUs are presented at the maximum 200% of target. Actual shares issued for Revenue-Based PSUs and TSR-Based PSUs may range from 0% to 200% of target based on achievement of applicable performance and market conditions. In addition, Revenue-Based PSUs are presented for Tranche 1 only, which is one-half of the total target units legally awarded. Tranche 2 Revenue-Based PSUs that have been legally awarded but contain performance measures that have not yet been established are not considered granted from an accounting perspective and therefore are excluded until such time that the performance measures are established. As a result, the Revenue-Based PSUs shown equal Tranche 1 target units at 200%, and the TSR-Based PSUs shown equal total target units at 200%.

The Company recorded stock-based compensation expense for PSUs of $0.5 million and $1.3 million for the three and nine months ended September 30, 2026, respectively. The Company recorded stock-based compensation expense for PSUs of $0.1 million for the three and nine months ended September 30, 2025. As of September 30, 2026, there was $2.8 million of unrecognized compensation for unvested PSUs, and the weighted-average period over which this remaining compensation cost will be recognized is 1.8 years.

Employee Stock Purchase Plan

In July 2025, the Company’s Board of Directors adopted, and its stockholders approved, the 2025 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to, and contingent upon, the effectiveness of the Company's IPO on July 22, 2025. The ESPP enables eligible employees to purchase shares of the Company's common stock at a discount through accumulated payroll deductions.

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

The ESPP provides for multiple offering periods. The Company’s first offering period (the “June 2026 Offering”) was a three-month period that commenced on April 1, 2026 and ended on June 30, 2026. The second offering period (the “December 2026 Offering”) commenced on July 1, 2026 and will end on December 31, 2026. Each offering period has a single purchase date coinciding with its end date.

The Company accounts for the ESPP as a compensatory plan under ASC 718, Compensation — Stock Compensation. The fair value of the purchase rights granted under the ESPP is estimated on the offering date using the Black-Scholes option-pricing model, and the related stock-based compensation expense is recognized on a straight-line basis over the offering period. The following weighted-average assumptions were used to estimate the fair value of purchase rights granted during the June 2026 Offering and the December 2026 Offering:

	June 2026 Offering	December 2026 Offering
Expected stock price volatility	71.5%	70.3%
Risk-free interest rate	3.70%	4.00%
Expected annual dividend yield	0.0%	0.0%
Expected term (years)	0.25	0.50

During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense related to the ESPP of $0.1 million and $0.2 million, respectively. On June 30, 2026, 25,278 shares of common stock were purchased and issued under the ESPP at a weighted-average purchase price of $8.19 per share. Accumulated employee payroll contributions of $0.2 million were applied to the purchase of these shares and reclassified to additional paid-in capital upon issuance. As of September 30, 2026, the Company had an ESPP-related payroll deduction liability of $0.3 million primarily related to the December 2026 Offering. As of September 30, 2026, 640,113 shares remained available for issuance under the ESPP. As of September 30, 2026, the unrecognized ESPP-related stock-based compensation expense is immaterial.

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

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share as of September 30, 2026 and 2025:

	As of September 30,
	2026	2025
Common stock options outstanding (1)	2,597,421	3,127,913
RSUs outstanding	1,163,695	181,810
PSUs outstanding (2)	610,507	—
Series B Warrant (3)	—	58,420
Series C Warrant (3)	—	20,375
Shares committed under ESPP	26,990	—
Total	4,398,613	3,388,518

(1)
1,001,731 stock options vested and exercisable as of September 30, 2026.
(2)
Revenue-Based PSUs and TSR-Based PSUs are presented at the maximum 200% of target. Actual shares issued for Revenue-Based PSUs and TSR-Based PSUs may range from 0% to 200% of target based on achievement of applicable performance and market conditions (see Note 6). In addition, Revenue-Based PSUs are presented for Tranche 1 only, which is one-half of the total target units legally awarded. Tranche 2 Revenue-Based PSUs that have been legally awarded but contain performance measures that have not yet been established are not considered granted from an accounting perspective and therefore are excluded until such time that the performance measures are established. As a result, the Revenue-Based PSUs shown equal Tranche 1 target units at 200%, and the TSR-Based PSUs shown equal total target units at 200%.
(3)
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

Operating Lease

In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of September 30, 2026, the Company had two active operating leases for an approximate combined 41,000 square feet of administrative, operational, engineering, and research and development space located in Carlsbad, California.

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

Total lease expenses for the three months ended September 30, 2026 and 2025 were $0.4 million and $0.2 million, respectively. Total lease expenses for the nine months ended September 30, 2026 and 2025 were $0.9 million and $0.5 million, respectively.

The Company’s real estate taxes, insurance costs, and common area maintenance are included in monthly rent and not separately itemized. Rent expense is allocated to cost of sales, research and development, sales and marketing, and general and administrative expenses in the accompanying Condensed Statements of Operations and Comprehensive Loss.

The weighted-average lease terms and discount rates are as follows:

	As of September 30, 2026	As of December 31, 2025
Weighted-average remaining lease term (years)	4.75	2.50
Weighted-average discount rate	7.92%	8.63%

The aggregate future minimum lease payments under these leases as of September 30, 2026, are as follows:

(in thousands)
Year ending December 31,	Payments
Remainder of 2026	$275
2027	1,395
2028	1,656
2029	1,710
2030	1,778
Thereafter	912
Total undiscounted lease payments	$7,726
Less: imputed interest	(1,341)
Present value of future lease payments	$6,385
Short-term operating lease liabilities	789
Long-term operating lease liabilities	5,596
Total operating lease liabilities	$6,385

The operating cash outflows included in the measurement of the operating lease liabilities were $0.7 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.

10. Segment Reporting

The following table provides the operating financial results of the Company’s single reportable segment. It includes the significant expense categories regularly provided to the Company’s "chief operating decision maker", its Chief Executive Officer, computed under GAAP and reconciled to the Company’s total “net loss” as presented in the Condensed Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$21,554	$13,074	$56,610	$35,346

Less:
Cost of sales	4,889	3,147	12,978	8,914
Selling expenses	10,263	7,005	27,305	18,047
Marketing expenses	1,437	1,431	4,100	3,203
Product and software development costs	3,726	2,196	10,378	5,847
Clinical, medical, and regulatory expenses	1,482	1,230	4,187	3,418
Other segment expenses*	12,458	7,100	30,675	17,173
Interest expense	316	380	940	1,100
Interest income	(772)	(954)	(2,502)	(1,670)
Change in fair value of warrant liabilities	—	65	—	335
Net loss	$(12,245)	$(8,526)	$(31,451)	$(21,021)

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

The Company did not record income tax expense for the three and nine months ended September 30, 2026 and 2025. The Company maintains a full valuation allowance on its net deferred tax assets, as it is more likely-than-not that it will not be monetized through offsetting future taxable income.

There were no material changes to the Company’s unrecognized tax benefits in the three and nine months ended September 30, 2026 and 2025. The Company did not have any interest or penalties related to its uncertain tax positions for the three and nine months ended September 30, 2026 and 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this discussion and analysis in conjunction with our unaudited Condensed Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited Financial Statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in our Annual Report. Unless the context otherwise requires, references to “Carlsmed,” the “Company,” “we,” “us,” and “our” refer to Carlsmed, Inc., a Delaware corporation. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Annual Report. See the section titled “Special Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Company Summary

We are a medical technology company pioneering AI-enabled personalized spine surgery solutions with a mission to improve outcomes and decrease the cost of healthcare for spine surgery and beyond.

Our technology is powered by AI-enabled software solutions and outcome-based algorithms to create personalized surgical plans for spine fusion. The surgical kit delivered to customers includes aprevo interbody implants, and as applicable, fixation implants, for a custom vertebral fit and personalized alignment to address each patient’s unique needs, and single-use surgical instruments. The Carlsmed Technology Platform supports surgeons in achieving proper spinal alignment in their efforts to improve surgical outcomes for patients with degenerative disc disease (“DDD”), including spinal deformity conditions.

We market the Carlsmed Technology Platform in the United States through a combination of our direct sales team and independent sales agents. Our sales team consists of Area Vice Presidents, Sales Directors, Account Managers, and Strategic and National Account leadership, who are primarily responsible for promoting our platform to surgeons, hospitals and ambulatory surgical centers and working with our customers to secure required approvals for our products. Our sales team is also responsible for recruiting independent sales agents who cover each surgery in the operating room.

Since we began commercializing the Carlsmed Technology Platform in 2021, we have experienced sequential quarterly and annual revenue growth from its rapid commercial adoption. For the three months ended September 30, 2026 and 2025, we recognized revenue of $21.6 million and $13.1 million, respectively, representing period-over-period growth of 65%. For the nine months ended September 30, 2026 and 2025, we recognized revenue of $56.6 million and $35.3 million, respectively, representing period-over-period growth of 60%.

Our business model depends on our ability to timely deliver the Carlsmed Technology Platform to allow surgeons to maintain surgical schedules for their patients. Our digital production system (“DPS”) enables a short manufacturing lead time from surgeon approval of the digital surgical plan to kit delivery to the hospital. We believe that this lead time typically fits well within our customers’ requirements. Our medical devices are manufactured to our specifications by CMOs who meet our manufacturer qualification standards.

Initial Public Offering

On July 24, 2025, we completed our initial public offering of 6,700,000 shares of our common stock, at a price to the public of $15.00 per share (the “IPO”). We received net proceeds of $93.5 million from the IPO, after deducting underwriting discounts and commissions and before additional offering expenses of $5.4 million paid by us.

Regulatory Overview

aprevo Lumbar

In July 2020, the U.S. Food and Drug Administration (“FDA”) awarded us a Breakthrough Device Designation, indicating that aprevo lumbar interbody implants are likely to provide a more effective treatment than the use of stock implants. In December 2020, the FDA, through its 510(k) regulatory clearance pathway, cleared our aprevo interbody implants for lumbar fusions to correct adult spinal deformity (“ASD”). After FDA clearance, we commenced the limited clinical release of the Carlsmed Technology Platform, with the first U.S. aprevo patient procedure completed in February 2021. In August 2022, the FDA, through its 510(k) regulatory clearance pathway, cleared the Carlsmed Technology Platform for the treatment of patients with several degenerative conditions of the lumbar spine.

aprevo Cervical

In September 2023, the FDA granted us a Breakthrough Device Designation for aprevo in cervical spine fusion. In November 2024, we received FDA 510(k) clearance for our Carlsmed Technology Platform for cervical spine fusion surgery. In July 2025, the first aprevo cervical procedure was successfully completed at UC San Diego Health and we commercially launched aprevo cervical in December 2025.

corra Cervical Plating System

In December 2025, we received FDA 510(k) clearance for our corra cervical plating system, the first personalized cervical plating system to receive FDA 510(k) clearance. In February 2026, the first procedure using corra was successfully completed at the University of California San Francisco, and we expect to commercially launch corra in December 2026.

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

Market Adoption and Clinical Evidence

Since its full commercial launch in October 2021, the Carlsmed Technology Platform for spine surgery has been used to treat more than 5,100 patients through September 30, 2026. We estimate there are approximately 4,000 spine surgeons across the United States whose patients could benefit from using our platform. As of September 30, 2026, the number of trained surgeon users on the Carlsmed Technology Platform who have completed one or more procedures increased by 69% as compared to September 30, 2025.

Over time, we expect to meaningfully grow both the base of surgeons using the Carlsmed Technology Platform and penetration with existing surgeon users. To achieve this, we plan to grow our commercial infrastructure and expand various sales and marketing initiatives, including supporting medical education programs, surgeon fellowships, and surgeon training at top academic institutions.

We are also committed to building on our strong foundation of clinical evidence demonstrating the efficacy of our Carlsmed Technology Platform for DDD and ASD lumbar fusions and anterior cervical discectomy and fusion ("ACDF") cervical fusions. Clinical data publications are important tools for surgeon education and patient awareness of the potential significant benefits of our personalized solution as compared to stock implants.

In December 2025, the Global Spine Journal published peer-reviewed two-year follow-up data on a retrospective cohort of ASD patients treated with aprevo, demonstrating a 74% reduced rate of mechanical complication–related reoperations compared to patients who had been treated using stock implants.

In September 2026, a peer-reviewed study by Clark et al. was presented at the 2026 Society for Minimally Invasive Spine Surgery (“SMISS”) meeting reporting results from the COMPASS registry analysis describing 129 patients with degenerative conditions receiving short fusions with 2-year follow-up. In the 2-year analysis, 2/129 (1.6%) underwent reoperation for a mechanical complication or adjacent-segment disease. As an unadjusted cross-study comparison to Clark’s 2-year reoperation rate of 1.6%, 2-year reoperation rates reported in conventional-fusion cohorts by Singh et al. and Bari et al. were approximately 22%.

Low vertebral bone density presents an especially clinically demanding population, and this condition is common in patients older than 50 years who undergo spine surgery. A peer-reviewed SMISS podium presentation by Berven et al. reported a multicenter retrospective cohort of 378 patients aged at least 50 years with low CT-based vertebral attenuation and minimum 2-year documented follow-up. In that cohort, 23/378 patients (6.1%) were reported to have undergone reoperation for a mechanical complication over the minimum 2-year follow-up period. Osteopenia-range and osteoporosis-range results were also reported separately. As an unadjusted cross-study comparison to Berven’s reported reoperation rate of 6.1% with 2-year minimum follow-up, 2-year reoperation rates in conventional-fusion cohorts have been reported to range between approximately 30% and 40%.

Expansion of Our Product Portfolio and Investments in Research and Development

Our research and development initiatives are focused on introducing new products, enhancements and capabilities aimed at increasing the value provided by our Carlsmed Technology Platform to patients, surgeons, and payors. We are developing new iterations of our algorithm and software platform to drive further improvements in surgical planning and in turn help surgeons to make more informed decisions to best treat their patients.

aprevo Cervical Platform

We commenced commercialization of our aprevo interbody implants for cervical spine fusion surgery in December 2025. Shortly thereafter, in February 2026, we completed the first personalized plating procedure using the corra cervical plating system at the University of California San Francisco. The full commercial launch of the corra cervical plating system is planned for December 2026. We expect to drive adoption of the aprevo cervical indication with our existing base of surgeons who are actively using the Carlsmed Technology Platform for lumbar spine fusion surgeries.

aprevo Lumbar Platform

In February 2026, as part of a limited market evaluation, we announced the successful completion of the first aprevo bi-lateral posterior lumbar spine surgery procedure at the University of Colorado Hospital in Denver, Colorado. The addition of aprevo bi-lateral expands our lumbar offering across multiple spinal fusion techniques and integrates seamlessly with our broader platform technology. We launched aprevo bi-lateral commercially in the United States in October 2026.

Future Potential Indications

We also believe that our platform technology has the potential to be utilized across various spinal indications and disease states such as cervical corpectomy and cervical disc arthroplasty. Additional FDA clearances/approvals would be required for these or any other new indications.

Hospital Inpatient and Outpatient Reimbursement

Future changes in the level of reimbursement that hospitals and outpatient facilities receive from payors for lumbar and cervical fusion surgical procedures could have a significant impact on our results of operations. The level of payors' reimbursement for procedures using our Carlsmed Technology Platform depends substantially on our continued ability to generate clinical evidence, garner support from key opinion leaders, and gain advocacy for patient access to our technology with the Centers for Medicare & Medicaid Services ("CMS") and commercial payors.

aprevo Lumbar

Lumbar procedures using our Carlsmed Technology Platform are eligible for reimbursement by Medicare, Medicare Advantage, and commercial payors. For the three and nine months ended September 30, 2026, we estimate that our hospital customers’ payor mix consisted of approximately 47% commercial insurance and 53% for both Medicare and Medicare Advantage insurance, combined. We believe the clinical benefit of aprevo, which has been shown to significantly reduce long-term reoperations due to mechanical complications or adjacent segment disease, will continue to support demand for our technology in lumbar spine fusion surgeries.

The CMS Fiscal Year 2027 Inpatient Prospective Payment System (“FY27 IPPS”) Final Rule became effective on October 1, 2026, replacing the MS-DRG payment framework under which inpatient lumbar spine fusion procedures using aprevo had been previously assigned. As of October 1, 2026, all inpatient lumbar spine fusion procedures utilizing aprevo are assigned to one of the three new MS-DRG codes: 523, 524, or 525 (Extensive or Complex Spinal Fusion Procedures Except Cervical with MCC, with Complication or Comorbidity (CC), and without CC/MCC, respectively) instead of to the MS-DRG 400 series.

We believe this updated framework has the potential to support broader aprevo lumbar adoption by (i) reducing hospitals' uncertainty regarding which aprevo procedures will qualify for additional reimbursement, as this new MS-DRG structure comprehensively includes all inpatient aprevo lumbar procedures, and (ii) providing hospitals with more appropriate reimbursement amounts that better reflect their incremental costs to perform personalized lumbar fusion procedures compared to stock interbody device procedures.

In June 2026, the CMS ICD-10 Coordination and Maintenance Committee published 24 new permanent ICD-10-PCS procedure codes that also became effective on October 1, 2026. These new permanent codes replace the ICD-10-PCS “X-series” codes that temporarily described aprevo procedures associated with NTAP. These new ICD-10-PCS codes describe “Interbody Fusion Device, Custom-Made Anatomically and Virtually Designed” (“CMAVD”) procedures and are used to assign procedures to MS-DRG codes 523, 524, and 525 as part of the FY27 IPPS Final Rule.

The addition of the word “virtually” in the ICD-10-PCS procedure codes is consistent with our Carlsmed Technology Platform’s ability to render an interactive 3D virtual model to realign the spinal anatomy and enhance the preoperative surgical correction planning process. We believe the creation of these permanent procedure codes represents an important milestone, formally recognizing CMAVD attributes within the standard ICD-10-PCS coding system for select procedures, such as those that utilize the Carlsmed Technology Platform.

aprevo Cervical

Inpatient Procedures

We believe Medicare-aged patients receiving multi-level ACDF surgeries are uniquely addressed by aprevo cervical. Based on our internal data, a majority of these procedures are performed in an inpatient setting. Effective October 1, 2025, qualifying cervical fusion procedures utilizing aprevo personalized interbody implants for traditional Medicare beneficiaries are eligible for NTAP from CMS. The NTAP program provides temporary additional payment for eligible technologies whose costs are not adequately represented in the existing MS-DRG structure. These new technologies must demonstrate significant clinical improvement in the diagnosis or treatment of Medicare beneficiaries compared to existing alternatives or be designated by the FDA as Breakthrough technology. CMS created unique ICD-10-PCS codes to identify cervical fusion procedures using “custom made anatomically designed interbody fusion devices” such as our Carlsmed Technology Platform. Reimbursement claims submitted with these unique ICD-10-PCS procedure codes may qualify hospitals for up to an additional $21,125 in NTAP reimbursement for eligible inpatient procedures.

Outpatient Procedures

aprevo cervical currently has the same payor reimbursement methodology as stock interbody implants for hospital outpatient departments and ambulatory surgery centers. Our requested Transitional Pass-Through (“TPT”) payment for aprevo cervical in outpatient settings was not approved by CMS in its November 2025 Outpatient Prospective Payment System (OPPS) Final Rule, despite our analysis and documentation for its qualification. We continue to explore opportunities with CMS for various pathways including TPT and New Technology Ambulatory

Payment Classification (NT-APC) to appropriately reimburse our customers' costs of providing the Carlsmed Technology Platform in outpatient cervical fusion procedures.

Key Components of Our Results of Operations

Revenue

We sell our aprevo interbody implants, corra cervical plating systems and accompanying inserter instruments to customers under standard pricing schedules. We typically recognize revenue in the period of its use within a spine fusion surgical procedure.

Cost of Sales

Cost of sales includes the costs of creating patient-specific digital surgical plans and the manufacturing costs of our aprevo interbody implants and corra cervical plating systems and the accompanying inserter instruments. These costs of sales include allocations for personnel, software, contract manufacturing and other third-party services, packaging, shipping, provision for excess and obsolete inventory, and overhead cost allocations. We expect that our cost of sales will continue to increase in proportion to recognized revenue.

Gross Profit and Gross Margin

Gross profit (i.e., revenue less cost of sales) and gross margin (i.e., gross profit as a percentage of revenue) have been, and will continue to be, affected by various factors. These include potential changes to our average revenue per procedure, sales volumes, third-party manufacturing costs, labor costs, software costs, and provisions for excess and obsolete inventory. We expect our gross margin to remain relatively constant over the short term and to modestly increase over the medium and long term with economies of production scale, increased leverage of our AI technologies, and other planned manufacturing efficiencies.

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

We expect our sales and marketing expenses to increase in the foreseeable future as we continue to increase the size of our sales organization and scope of our marketing efforts in the United States and into other geographies, expand the indications for our Carlsmed Technology Platform, and establish international sales channels. While we expect sales and marketing expenses to continue to increase in absolute value, we expect that these costs will decrease as a percentage of revenue over time.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (i.e., salaries, bonuses, stock-based compensation expense, and benefits) for executive, legal, finance, corporate information technology and human resources roles. Other significant costs include legal fees relating to intellectual property and corporate matters, consultant and professional fees, insurance, expected credit losses on customer accounts, and facility-related costs. We recognize general and administrative expenses in the periods in which they are incurred. We anticipate that our general and administrative expenses will increase in the future to support our anticipated business growth as a publicly traded company. These increased costs include accounting, audit, legal, facility, regulatory, tax, insurance, investor relations, and compliance with exchange listing and SEC requirements. While we expect general and administrative expenses to continue to increase in absolute value, we expect that these costs will decrease as a percentage of revenue over time.

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

We accounted for these liability-classified warrants, initially measured at fair value, in accordance with ASC Topic 480. Changes in fair value of warrant liabilities have been recognized in the Condensed Statements of Operations and Comprehensive Loss. During the nine months ended September 30, 2026, Customers Bank exercised the warrants on a cashless basis, resulting in the issuance of 30,366 shares of common stock. As a result of the exercise, the warrants are no longer outstanding. See Note 2—Summary of Significant Accounting Policies in the notes to our unaudited Condensed Financial Statements for information regarding the Series B Warrant and the Series C Warrant in connection with the Customers Loan Agreement.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following tables set forth our results of operations, variances versus the prior period, and percentage of revenue for each presented caption. The period-to-period comparison is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		$	%	Percentage of Revenue
	2026	2025	Change	Change	2026	2025
(in thousands, except percentages)
Revenue	$21,554	$13,074	$8,480	64.9%	100.0%	100.0%
Cost of sales	4,889	3,147	1,742	55.4%	22.7	24.1
Gross profit	16,665	9,927	6,738	67.9%	77.3	75.9
Operating expenses:
Research and development	6,380	4,445	1,935	43.5%	29.6	34.0
Sales and marketing	13,004	9,610	3,394	35.3%	60.3	73.5
General and administrative	9,982	4,907	5,075	103.4%	46.3	37.5
Total operating expenses	29,366	18,962	10,404	54.9%	136.2	145.0
Loss from operations	(12,701)	(9,035)	(3,666)	40.6%	(58.9)	(69.1)
Other income (expense):
Interest expense	(316)	(380)	64	(16.8)%	(1.5)	(2.9)
Interest income	772	954	(182)	(19.1)%	3.6	7.3
Change in fair value of warrant liabilities	—	(65)	65	(100.0)%	—	(0.5)
Total other income (expense), net	456	509	(53)	(10.4)%	2.1	3.9
Net loss	$(12,245)	$(8,526)	$(3,719)	43.6%	(56.8)%	(65.2)%

	Nine Months Ended September 30,		$	%	Percentage of Revenue
	2026	2025	Change	Change	2026	2025
(in thousands, except percentages)
Revenue	$56,610	$35,346	$21,264	60.2%	100.0%	100.0%
Cost of sales	12,978	8,914	4,064	45.6%	22.9	25.2
Gross profit	43,632	26,432	17,200	65.1%	77.1	74.8
Operating expenses:
Research and development	17,598	11,755	5,843	49.7%	31.1	33.3
Sales and marketing	35,221	24,218	11,003	45.4%	62.2	68.5
General and administrative	23,826	11,715	12,111	103.4%	42.1	33.1
Total operating expenses	76,645	47,688	28,957	60.7%	135.4	134.9
Loss from operations	(33,013)	(21,256)	(11,757)	55.3%	(58.3)	(60.1)
Other income (expense):
Interest expense	(940)	(1,100)	160	(14.5)%	(1.7)	(3.1)
Interest income	2,502	1,670	832	49.8%	4.4	4.7
Change in fair value of warrant liabilities	—	(335)	335	(100.0)%	—	(1.0)
Total other income (expense), net	1,562	235	1,327	564.7%	2.7	0.6
Net loss	$(31,451)	$(21,021)	$(10,430)	49.6%	(55.6)%	(59.5)%

Revenue

Revenue was $21.6 million and $13.1 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $8.5 million, or 64.9%, was primarily driven by increased volume of Carlsmed Technology Platform lumbar and cervical surgical procedures in the current quarter, with our average revenue per procedure substantially constant between these periods.

Revenue was $56.6 million and $35.3 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $21.3 million, or 60.2%, was primarily driven by increased volume of Carlsmed Technology Platform lumbar and cervical surgical procedures in the current nine-month period, with our average revenue per procedure substantially constant between these periods.

Cost of Sales and Gross Margin

Cost of sales was $4.9 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $1.7 million, or 55.4%, was primarily driven by increased unit sales of the Carlsmed Technology Platform for both lumbar and cervical procedures, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Gross margin was 77.3% for the three months ended September 30, 2026, as compared to 75.9% for the three months ended September 30, 2025 with cost improvements primarily from lower per unit production fees charged by our contract manufacturer in the current period and other efficiencies in our digital production system.

Cost of sales was $13.0 million and $8.9 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $4.1 million, or 45.6%, was primarily driven by increased unit sales of the Carlsmed Technology Platform for both lumbar and cervical procedures, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Gross margin was 77.1% for the nine months ended September 30, 2026, as compared to 74.8% for the nine months ended September 30, 2025 with cost improvements primarily from lower per unit production fees charged by our contract manufacturer in the current period and other efficiencies in our digital production system.

Research and Development Expenses

Research and development expenses were $6.4 million and $4.4 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $1.9 million, or 43.5%, was primarily due to higher personnel costs to support product development and testing and surgical planning AI initiatives, as well as executive transition costs.

Research and development expenses were $17.6 million and $11.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $5.8 million, or 49.7%, was primarily due to higher personnel costs to support product development and testing and surgical planning AI initiatives, as well as executive transition costs.

Sales and Marketing Expenses

Sales and marketing expenses were $13.0 million and $9.6 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $3.4 million, or 35.3%, was primarily driven by a $1.4 million increase in personnel-related costs (including increased headcount, sales compensation and bonuses, and stock-based compensation), a $1.4 million increase in commissions to independent sales agents and a $0.6 million increase in generic surgical instruments and other selling and marketing-related costs to support increased sales activity.

Sales and marketing expenses were $35.2 million and $24.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $11.0 million, or 45.4%, was primarily driven by a $4.4 million increase in personnel-related costs (including increased headcount, sales compensation and bonuses, and stock-based compensation), a $3.2 million increase in commissions to independent sales agents and a $3.4 million increase in generic surgical instruments and other selling and marketing-related costs to support increased sales activity.

General and Administrative Expenses

General and administrative expenses were $10.0 million and $4.9 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $5.1 million, or 103.4%, was primarily driven by a $2.9 million increase in personnel-related costs, including $1.4 million of severance and accelerated share-based compensation related to executive separation costs, as well as costs to support business growth and compliance and operational requirements as a public company; a $0.9 million increase in professional service and legal fees, including $0.5 million of executive recruiting fees to support corporate operations, compliance programs, and intellectual property and other ordinary course legal matters; and a $1.3 million increase in other administrative costs.

General and administrative expenses were $23.8 million and $11.7 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $12.1 million, or 103.4%, was primarily driven by a $6.3 million increase in personnel-related costs, including $1.4 million of severance and accelerated share-based compensation related to executive separation costs, as well as costs to support business growth and compliance and operational requirements as a public company; a $2.6 million increase in professional service and legal fees, including $0.5 million of executive recruiting fees to support corporate operations, compliance programs, and intellectual property and other ordinary course legal matters; a $0.9 million increase in the provision for estimated uncollectible customer accounts; and a $2.3 million increase in other administrative costs.

Interest Expense

Interest expense was $0.3 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, as part of our credit facility with $15.6 million principal outstanding at each date. Interest expense was $0.9 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Interest Income

Interest income was $0.8 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $0.2 million, or 19.1%, was primarily due to a decrease in bank interest earned on our lower daily average cash and cash equivalent balances and lower interest rates in the current period. The decrease was partially offset by increased yields from purchases of short-term investments and marketable securities in the current period.

Interest income was $2.5 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $0.8 million, or 49.8%, was due to higher yields earned on our short-term investments and marketable securities compared to the prior period's lower yielding portfolio.

Change in Fair Value of Warrant Liabilities

There was no change in fair value of warrant liabilities during the three months ended September 30, 2026 compared to a $0.1 million increase during the three months ended September 30, 2025, as the Company had no warrant liabilities outstanding during the current period.

There was no change in fair value of warrant liabilities during the nine months ended September 30, 2026 compared to a $0.3 million increase during the nine months ended September 30, 2025, as the Company had no warrant liabilities outstanding during the current period.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we utilize and present financial measures that are not calculated and presented in accordance with GAAP. Our non-GAAP financial measures include EBITDA, Adjusted EBITDA, Adjusted Net Loss, and Adjusted Net Loss Per Share, each of which is described below. We use our non-GAAP financial measures in evaluating our operating performance and for internal planning purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We believe that the presentation of our GAAP and non-GAAP financial measures, in combination, is helpful to investors in assessing our trending business performance in the currently reported period and versus prior periods. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

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

We define “EBITDA” as net income (loss), adjusted to exclude: (i) net interest (income) expense, (ii) income tax expense (benefit), (iii) depreciation expense from property and equipment, and (iv) amortization expense from long-lived assets. We define “Adjusted EBITDA” as EBITDA adjusted to exclude (i) stock-based compensation expense, (ii) acquisition and transaction costs, (iii) acquired intangible asset amortization and impairments, (iv) restructuring and cost reduction initiatives, (v) executive transition costs, (vi) legal settlements net of proceeds from insurance in excess of legal fees, (vii) change in fair value of warrant liabilities and gains and losses on debt extinguishments or modifications, and (viii) non-operating investment gains and losses.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net loss for each of the periods indicated:

	Three Months Ended September 30,		$	%
	2026	2025	Change	Change
(in thousands, except percentages)
Net loss	$(12,245)	$(8,526)	$(3,719)	43.6%
Interest (income) expense	(456)	(574)	118	(20.6)%
Income taxes	—	—	—	**
Depreciation and amortization	126	82	44	53.7%
EBITDA	(12,575)	(9,018)	(3,557)	39.4%
Stock-based compensation	2,466	704	1,762	250.3%
Executive transition costs	2,390	—	2,390	**
Legal settlements	450	—	450	**
Change in fair value of warrant liabilities	—	65	(65)	(100.0)%
Adjusted EBITDA	$(7,269)	$(8,249)	$980	(11.9)%

**Prior year amount was $0, percentage change not meaningful

	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
(in thousands, except percentages)
Net loss	$(31,451)	$(21,021)	$(10,430)	49.6%
Interest (income) expense	(1,562)	(570)	(992)	174.0%
Income taxes	—	—	—	**
Depreciation and amortization	355	183	172	94.0%
EBITDA	(32,658)	(21,408)	(11,250)	52.6%
Stock-based compensation	6,366	1,137	5,229	459.9%
Executive transition costs	2,390	—	2,390	**
Legal settlements	450	—	450	**
Change in fair value of warrant liabilities	—	335	(335)	(100.0)%
Adjusted EBITDA	$(23,452)	$(19,936)	$(3,516)	17.6%

**Prior year amount was $0, percentage change not meaningful

Adjusted Net Loss and Adjusted Net Loss Per Share

Adjusted Net Loss and Adjusted Net Loss Per Share are non-GAAP financial measures used by management as a supplemental measure in evaluating our operating performance. Management believes the use of these non-GAAP financial measures provide investors useful information to analyze and compare performance across periods excluding the items which are considered by management to be extraordinary or one-time in nature. Adjusted Net Loss and Adjusted Net Loss Per Share should not be considered as alternatives to, or more meaningful than, net loss or net loss per share or any other measure as determined in accordance with GAAP. Our computation of Adjusted Net Loss and Adjusted Net Loss Per Share may not be comparable to similarly titled measures of other companies.

We define “Adjusted Net Loss” as net loss, adjusted to exclude: (i) acquisition and transaction costs, (ii) acquired intangible asset amortization and impairments, (iii) restructuring and cost reduction initiatives, (iv) executive transition costs, (v) legal settlements net of proceeds from insurance in excess of legal fees, (vi) change in fair value of warrant liabilities and gains and losses on debt extinguishments or modifications, and (vii) non-operating investment gains and losses. We define “Adjusted Net Loss Per Share” as Adjusted Net Loss divided by the weighted-average number of shares of common stock outstanding during the period, adjusted to exclude shares that were accelerated upon executive severance.

The following tables present a reconciliation of Adjusted Net Loss and Adjusted Net Loss Per Share to the GAAP financial measure of net loss for each of the periods indicated:

	Three Months Ended September 30,			%
	2026	2025	Change	Change
(in thousands, except share, per share amounts, and percentages)
Net loss	$(12,245)	$(8,526)	$(3,719)	43.6%
Executive transition costs	2,390	—	2,390	**
Legal settlements	450	—	450	**
Change in fair value of warrant liabilities	—	65	(65)	(100.0)%
Adjusted Net Loss	(9,405)	(8,461)	(944)	11.2%

Weighted average common shares outstanding	27,303,162	21,081,330	6,221,832	29.5%
Less: accelerated shares from executive transition	(959)	—	(959)	**
Adjusted weighted average common shares outstanding	27,302,203	21,081,330	6,220,873	29.5%

Adjusted Net Loss Per Share	$(0.34)	$(0.40)	$0.06	(15.0)%

**Prior year amount was $0, percentage change not meaningful

	Nine Months Ended September 30,			%
	2026	2025	Change	Change
(in thousands, except share, per share amounts, and percentages)
Net loss	$(31,451)	$(21,021)	$(10,430)	49.6%
Executive transition costs	2,390	—	2,390	**
Legal settlements	450	—	450	**
Change in fair value of warrant liabilities	—	335	(335)	(100.0)%
Adjusted Net Loss	(28,611)	(20,686)	(7,925)	38.3%

Weighted average common shares outstanding	27,104,729	10,051,623	17,053,106	169.7%
Less: accelerated shares from executive transition	(323)	—	(323)	**
Adjusted weighted average common shares outstanding	27,104,406	10,051,623	17,052,783	169.7%

Adjusted Net Loss Per Share	$(1.06)	$(2.06)	$1.00	(48.5)%

**Prior year amount was $0, percentage change not meaningful

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception. We have historically financed operations primarily through the net proceeds that we have received from the sale of shares of our convertible preferred stock, borrowings under our debt facilities, and cash generated from the sales of aprevo interbody implants and corra cervical plating systems. On July 24, 2025, we completed our IPO and received $93.5 million in net proceeds, after deducting underwriting discounts and commissions and before additional offering expenses of $5.4 million paid by us. As of September 30, 2026, we had $80.3 million of cash, cash equivalents, restricted cash, short-term investments and marketable securities, $15.6 million of principal outstanding under our credit facility, and an accumulated deficit of $132.3 million.

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

The maturity date of the Term Loan, as amended, is October 15, 2030, with an interest-only period through October 15, 2027, followed by principal repayment over 36 months thereafter. Upon achievement of a certain revenue milestone in June 2026, the interest-only period and repayment terms of the Term Loan were extended through April 15, 2028 followed by principal repayment over 30 months. Upon achievement of an additional revenue milestone, the interest-only period and repayment terms of the Term Loan may be further extended through October 15, 2028, followed by principal repayment over 24 months thereafter. The Non-Formula Revolving Line will mature on October 15, 2028. The applicable per annum interest rate is the greater of (a) WSJ Prime Rate + 0.25% or (b) 5.25%, which resulted in its 7.25% interest rate as of September 30, 2026.

As of September 30, 2026, $15.6 million of principal was outstanding under the Term Loan that will mature on October 15, 2030 and there were no borrowings outstanding under the Non-Formula Revolving Line. As of September 30, 2026, an aggregate $34.4 million is available for additional borrowing between the Term Loan and Non-Formula Revolving Line (with our achievement of requisite revenue milestone as of September 30, 2026). See Note 4—Debt in the accompanying notes to our unaudited Condensed Financial Statements for additional information regarding this credit facility.

On May 29, 2026, we entered into a letter agreement with Customers Bank that clarified the treatment of certain cash deposits for ongoing compliance with the Customers Loan Agreement and increased permitted credit card indebtedness and related cash collateral.

Future Funding Requirements

Based on our current operating plan, we believe our existing cash, cash equivalents, short-term investments, marketable securities, the expected cash generated from sales of our Carlsmed Technology Platform, and amounts currently available for future borrowings under our Customers Loan Agreement will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock.

Our future capital requirements will depend on many factors, including, but not limited to:

▪
market acceptance of the Carlsmed Technology Platform and other products and solutions we may develop in the future;
▪
our ability to obtain marketing approval for the Carlsmed Technology Platform in relevant markets or for other products and solutions we may develop in the future, and the timing and scope of any such approvals we may receive;
▪
the availability of reimbursement for the Carlsmed Technology Platform at acceptable reimbursement rates;

▪
the cost of manufacturing of the Carlsmed Technology Platform, which may vary depending on the quantity of production and the terms of our agreements with manufacturers and other vendors;
▪
our ability to attract, hire, train, and retain qualified personnel;
▪
the amount and timing of costs and expenses related to the maintenance and expansion of our business and operations;
▪
changes in our product pricing policies or those of our competitors;
▪
the level of demand for the Carlsmed Technology Platform;
▪
general economic, industry, and market conditions or extraordinary external events, such as a recession;
▪
changes in our regulatory environment;
▪
expenses associated with unforeseen product quality issues;
▪
the timing and success or failure of studies or trials for the Carlsmed Technology Platform or competing product candidates;
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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
(in thousands)
Net cash provided by (used in):
Net cash flows used in operating activities	$(29,039)	$(23,656)
Net cash used in investing activities	$(21,660)	$(1,253)
Net cash flows provided by financing activities	$851	$100,157

Operating activities

For the nine months ended September 30, 2026, net cash used in operating activities was $29.0 million. We received $49.8 million from our customers for sales of the aprevo interbody implants and corra cervical plating systems in the nine months ended September 30, 2026 and recognized $56.6 million of revenue, based on the period of performed surgical procedures with our devices. Cash payments to vendors during the nine months ended September 30, 2026 totaled $49.2 million and payroll-related cash payments totaled $29.6 million.

For the nine months ended September 30, 2025, net cash used in operating activities was $23.7 million. Cash payments to vendors during the nine months ended September 30, 2025 totaled $34.4 million and payroll-related cash payments totaled $19.8 million. We received $30.5 million from our customers for sales of the aprevo interbody implants in the nine months ended September 30, 2025 and recognized $35.3 million of revenue, based on the timing of aprevo interbody implants used in surgical procedures in this period.

Investing activities

For the nine months ended September 30, 2026, net cash used in investing activities was $21.7 million, consisting primarily of purchases of marketable securities of $23.6 million, purchases of short-term investments of $12.0 million, and purchases of property and equipment and capitalized internal use software costs of $1.6 million. This was partially offset by the maturity and sale of short-term investments of $12.0 million and the maturity and sale of marketable securities of $3.5 million.

For the nine months ended September 30, 2025, net cash used in investing activities was $1.3 million and consisted primarily of purchases of property and equipment of $0.6 million, capitalized internal use software costs of $0.6 million, and payment of initial direct costs of $0.1 million for our new office operating lease entered into in May 2025.

Financing activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $0.9 million, consisting primarily of proceeds from the exercise of stock options of $0.8 million and proceeds from issuance of common stock under the employee stock purchase plan of $0.2 million. This was partially offset by payments for deferred offering costs of $0.2 million in connection with our S-3 filing.

For the nine months ended September 30, 2025, net cash provided by financing activities was $100.2 million, consisting primarily of proceeds from our initial public offering of $93.5 million, net of underwriting discounts and commissions, net proceeds from the issuance of Series C convertible preferred stock of $11.9 million and proceeds from the exercise of stock options of $0.2 million. This was partially offset by payments for deferred offering costs of $5.4 million in connection with our IPO in July 2025.

Contractual Obligations and Other Material Cash Commitments

Our contractual obligations as of September 30, 2026, include:

Debt

Total principal outstanding under the Customers Loan Agreement as of September 30, 2026, was $15.6 million under the Term Loan. The applicable per annum interest rate is the greater of (a) WSJ Prime Rate + 0.25% or (b) 5.25%. The Term Loan matures on October 15, 2030 and has an interest-only period that is presently through April 15, 2028, followed by principal repayment over 30 months thereafter. Upon achievement of a certain revenue milestone, the interest-only period may be extended through October 15, 2028 with principal repayment over 24 months to October 15, 2030 maturity.

Operating leases

As of September 30, 2026, contractual obligations for operating lease payments (substantially related to our Carlsbad, California office leases with lease terms to June 30, 2031) totaled $7.7 million and are due over 57 months after September 30, 2026.

Critical Accounting Policies and Significant Judgments and Estimates

In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section within our Annual Report, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our Financial Statements. There have been no material changes to our critical accounting policies from those previously disclosed in the Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls were effective at a reasonable assurance level as of September 30, 2026.

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

The net proceeds from our IPO have been used and will be used, together with our existing cash and cash equivalents: (i) to support the commercialization of the Carlsmed Technology Platform and expand and improve our product offerings, including to support our increased sales and marketing efforts, to fund our research and development activities to advance the Carlsmed Technology Platform, including the continued development of the Carlsmed Technology Platform for use in cervical spine fusion surgeries, and (ii) the remainder for working capital and general corporate purposes.

There has been no material change in the intended use of proceeds from our IPO as described in our IPO Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
10.1+#

Separation and Release Agreement, dated September 29, 2026, by and between Carlsmed, Inc. and Leonard Greenstein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 30, 2026 (File No. 001-42756)).

10.2+#

Advisory Agreement, dated September 29, 2026, by and between Carlsmed, Inc. and Leonard Greenstein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated September 30, 2026 (File No. 001-42756).

10.3+#

Employment Agreement, effective as of September 28, 2026, by and between Carlsmed, Inc. and Richard Heppenstall (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated September 30, 2026 (File No. 001-42756)).

10.4+#

Relocation and Transition Benefit Agreement, effective as of September 28, 2026, by and between Carlsmed, Inc. and Richard Heppenstall (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated September 30, 2026 (File No. 001-42756)).

10.5+#

Inducement Stock Option Agreement, dated September 28, 2026, by and between Carlsmed, Inc. and Richard Heppenstall (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated September 30, 2026 (File No. 001-42756)).

10.6+#

Inducement Restricted Stock Unit Agreement, dated September 28, 2026, by and between Carlsmed, Inc. and Richard Heppenstall (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated September 30, 2026 (File No. 001-42756)).

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

* Filed herewith.

** Furnished herewith.

+ Certain of the schedules and attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K or certain personal information has been redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K. The Registrant hereby undertakes to provide further information regarding such omitted materials to the SEC upon request.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLSMED, INC.

Date: November 10, 2026	By:	/s/ Michael Cordonnier
Michael Cordonnier
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Richard Heppenstall
Richard Heppenstall
Chief Financial Officer
(Principal Financial and Accounting Officer)